Form 10QSB
period 1999-09-30
PAXTON MINING CORP
filed 2000-02-11
CIK 1094089

-----------------------------------------------------------------
-----------------------------------------------------------------


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                ----------------------------------

                             FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

                 --------------------------------
                 Commission file number 333-86331
                 --------------------------------

                     PAXTON MINING CORPORATION
      (Exact name of Registrant as specified in its charter.)

NEVADA                             88-0433489
(State of other jurisdiction of    (IRS Employer
incorporation or organization)     Identification No.)

                        400 Burrard Street
                             Suite 1950
               Vancouver, British Columbia   V6C 3A6
   (Address of principal executive offices, including zip code.)

                           (604) 605-0885
        Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [    ]
NO [ x ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at September 30, 1999 was 5,000,000 shares.

-----------------------------------------------------------------
----------------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                      WILLIAMS & WEBSTER, P.S.
        Certified Public Accountants & Business Consultants
            Bank of America Center, 601 West Riverside,
                   Suite 1940, Spokane, WA 99201
                (509) 838-5111 - FAX (509) 838-5114

                     ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Paxton Mining Corporation
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Paxton Mining Corporation (an Exploration Stage Enterprise), as of September 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the three month period ended September 30, 1999, and for the period from June 10, 1999, (inception) to September 30, 1999. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Paxton Mining Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended June 30, 1999 were audited by us and we expressed an unqualified opinion on it in our report dated December 1, 1999. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on June 10, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 8, 2000

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                           BALANCE SHEETS

                                        September 30   June 30
                                        1999           1999
                                        ---------      --------
                                        (Unaudited)
                               ASSETS
CURRENT ASSETS
Cash                                    $     641      $     100
                                        ---------      ---------
Total Current Assets                          641            100
                                        ---------      ---------
OTHER ASSETS
Mining claims                                 262            262
                                        ---------      ---------
TOTAL ASSETS                            $     903      $     362
                                        =========      =========

            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Loans to a related party               $  15,000      $  12,000
                                        ---------      ---------
Total Current Liabilities                  15,000         12,000
                                        ---------      ---------
COMMITMENTS AND CONTINGENCIES                  -              -

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock,100,000,000 shares
  authorized, $0.00001 par value;
  5,000,000 shares issued
  and outstanding                              50             50
 Additional paid-in-capital               274,950        274,950
 Deficit accumulated during the
  exploration stage                      (289,097)      (286,638)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (14,097)       (11,638)
                                        ---------      ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $     903      $     362
                                        =========      =========










       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                         For the        For the Period June 10, 1999
                         Three-Month    From Inception (Inception)
                         Period Ending  Through        Through
                         09/30/99       06/30/99       09/30/99
                         ----------     ----------     ----------
                         (Unaudited)                   (Unaudited)
REVENUES                 $       -      $       -      $       -
                         ----------     ----------     ----------
EXPENSES
 Executive compensation          -         273,356        273,356
 Filing fees                     -             400            400
 Legal and professional       2,000         11,600         13,600
 Office expense                 459             31            490
 Transfer agent                  -              -              -
 Mining exploration
  expense                        -           1,251          1,251
                         ----------     ----------     ----------
TOTAL EXPENSES                2,459        286,638        289,097
                         ----------     ----------     ----------
NET LOSS FROM OPERATIONS     (2,459)      (286,638)      (289,097)

INCOME TAXES                     -              -              -
                         ----------     ----------     ----------
NET LOSS                     (2,459)      (286,638)      (289,097)

ACCUMULATED DEFICIT,
 BEGINNING BALANCE         (286,638)            -              -
                         ----------     ----------     ----------
ACCUMULATED DEFICIT,
 ENDING BALANCE          $ (289,097)    $ (286,638)    $ (289,097)
                         ==========     ==========     ==========

BASIC AND DILUTED NET
 LOSS PER COMMON SHARE   $      NIL     $    (0.06)    $    (0.06)
                         ==========     ==========     ==========
BASIC AND DILUTED
 WEIGHTED AVERAGE NUMBER
 OF COMMON STOCK SHARES
 OUTSTANDING              5,000,000      5,000,000      5,000,000
                         ==========     ==========     ==========









       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        Common Stock       Additional             Total
                      Number               Paid-In    Accumulated Stockholders'
                      of Shares Amount     Capital    Deficit     Equity
                                                                  (Deficit)
Issuance of common stock
 for compensation and in
 payment of advances at
 approximately $.055
 per share            5,000,000  $ 50      $ 274,950  $       -   $ 275,000


Loss for year ending,
 June 30, 1999                -     -              -     (286,638)  (286,638)
                       ---------  ----      ---------  ----------  ---------
Balance
 June 30, 1999         5,000,000    50        274,950    (286,638)   (11,638)

Income (loss) for the
 period ending September
 30, 1999                     -     -              -       (2,459)    (2,459)
                       ---------  ----      ---------  ----------  ---------
Balance,
 September 30, 1999
 (Unaudited)           5,000,000  $ 50      $ 274,950  $ (289,097) $ (14,097)
                       =========  ====      =========  ==========  =========




















       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS

                         For the        For the
                         Three Month    Period from    06/10/99
                         Period         Inception      (Inception)
                         Ended          Through        Through
                         09/30/99       06/30/99       09/30/99
                         (Unaudited)                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                 $ (2,459)      $ (286,638)    $ (289,097)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Payment of expenses from
  issuance of stock            -           274,638        274,638
                         --------       ----------     ----------
Net cash (used) in
 operating activities      (2,459)         (12,000)       (14,459)

CASH FLOWS FROM
 INVESTING ACTIVITIES          -                -              -

CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from advances        -               100            100

Proceeds from short-term
 loan payable               3,000           12,000         15,000
                         --------       ----------     ----------
Net cash provided by
 financing activities       3,000           12,100         15,100
                         --------       ----------     ----------
Change in cash                541              100            641
Cash,
 beginning of period          100               -              -
                         --------       ----------     ----------
Cash, end of period      $    641       $      100     $      641
                         ========       ==========     ==========
Supplemental disclosures:
 Interest paid           $     -        $       -      $       -
                         ========       ==========     ==========
 Income taxes paid       $     -        $       -      $       -
                         ========       ==========     ==========
NON-CASH TRANSACTIONS
Stock issued in payment
 of compensation and
 other expenses          $     -        $  274,638     $  274,638
Stock issued in payment
 of advances             $     -        $      100     $      100
Stock issued in payment
 of mining claims        $     -        $      262     $      262

       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                September 30, 1999 and June 30, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Paxton Mining Corporation (hereinafter "the Company") was incorporated on June 10, 1999, under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Las Vegas, Nevada and in Vancouver, British
Columbia.  The Company's fiscal year end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Paxton Mining Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Exploration Stage Activities

The Company has been in the exploration stage since its formation in June 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company will actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $2,459 and $286,638 for the three months ended September 30, 1999 and the year ended June 30, 1999, respectively, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                September 30, 1999 and June 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share is the same as basic net loss per share as there are no common stock equivalents to be included in the calculation.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

At September 30, 1999, and June 30, 1999, the Company had cumulative net operating losses of approximately $289,000 and $287,000, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 1999, or June 30, 1999.

Exploration Costs

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                September 30, 1999 and June 30, 1999

NOTE 3 - MINING CLAIMS

In June, 1999, the Company acquired 100% of the rights, titles and interests in three mining claims in the Twelve Mile Creek, Kalso Area, Slocan Mining Division, B.C. Canada (See Note 4).

NOTE 4 - COMMON STOCK

On June 20, 1999, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The above referenced shares were issued in payment for compensation in the amount of $273,356 and repayment for mining claim recording fees of $262, expenses of $1,282 and advances of $100. These shares were issued pursuant to exemption from registration contained in
Section 4 (2) of the Securities Act of 1933.

In June, 1999, the Company, through Hugh Grenfal, President and a member of the Board of Directors, acquired 100% of the rights, titles and interests in three mining claims in the Twelve Mile Creek, Kalso Area, Slocan Mining Division, B.C. Canada in exchange for $7 in cash. In addition, payment of $255 was required to record the three mining claims totaling 36 units. These amounts were paid by the shareholders and repaid by the Company in the form of stock as denoted above. The Company, through Mr. Grenfal, exercised the option and acquired the mining claims. The claims are recorded in Mr. Grenfal's name for tax purposes, however, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 5 - RELATED PARTIES

The Company occupies office space provided by the President of the Company in his capacity as Vice President and Director of Callinan Mines Limited at no charge. The value of this space is not considered materially significant for financial reporting purposes.

The President of the Company has advanced monies to the Company to open a checking account and in payment of expenses. The funds advanced to open the checking account were repaid as part of the stock transaction (See Note 4). The balance of the advances have been recorded as short-term loans, bearing no interest and having no specific due date.

NOTE 6 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains a United States dollar checking account at a bank in Vancouver, British Columbia, Canada, which is not insured.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet includes $903 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                 September 30, 1999 and June 30, 1999
NOTE 7 - COMMITMENTS AND CONTINGENCIES - Continued

Environmental Studies
The Company is engaged in the exploration and development of mineral properties. At present there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims or cause the Company to pay for land remediation costs.

NOTE 8 - YEAR 2000 ISSUES

Like other companies, Paxton Mining Corporation could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. Any costs associated with Year 2000 compliance are expensed when incurred. At this time, the Company does not have any evidence of problems associated with the Year 2000 issue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 19, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

During the three months ended September 30, 1999, the Company's sole current asset, cash, increased from $100 to $641, while the Company's sole current liability, shareholder loans payable, increased from $12,000 to $15,000. Accordingly, at September 30, 1999, there was a working capital deficit of $(14,359) compared to deficit working capital of $(11,900) at June 30, 1999. The change is primarily the result of increased shareholder loans used for funding quarterly expenses.

During the three months ended September 30, 1999, there were no stock sales or proceeds received from stock issuances, and the Company's operations were funded solely from shareholder loans.

The Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

The Company posted a loss of $2,459 for the quarter ended September 30, 1999 as compared with a loss of $286,638 for the short year ended June 30, 1999. These losses primarily reflect initial expenses associated with management compensation and professional expenses. Expenses during the quarter ended September 30, 1999 were minimal <only $2,459> and primarily attributable to legal and professional fees.

The Company's general and administrative expenses of $2,459 for the quarter ended September 30, 1999 represents a substantial decrease from the total $286,638 reported for the short year ended June 30, 1999.
The expense reduction primarily reflects the fact that there was no executive compensation expense in the quarter ended September 30, 1999 while this corresponding expense was $273,356 for the year ended June 30, 1999.


EXHIBIT INDEX

Exhibit No.    Description

27             Financial Data Schedule

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 11TH day of February, 2000.


                         PAXTON MINING CORPORATION
                         (the "Registrant")



                         BY:  /s/ Hugh Grenfal
                              Hugh Grenfal, President, Treasurer,
                              Chief Financial Officer and a Member of
                              the Board of Directors.