Form 10QSB
period 1999-12-31
PAXTON MINING CORP
filed 2000-02-11
CIK 1094089

-----------------------------------------------------------------
-----------------------------------------------------------------


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                ----------------------------------

                             FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1999.

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

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at December 31, 1999 was 5,510,400 shares.

-----------------------------------------------------------------
----------------------------------------------------------------------

                               PART I

ITEM 1.  FINANCIAL STATEMENTS.

                      WILLIAMS & WEBSTER, P.S.
        Certified Public Accountants & Business Consultants
                      Bank of America Center
          601 W. Riverside, Suite 1940, Spokane, WA 99201
                (509) 838-5111 - FAX (509) 838-5114

                     ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Paxton Mining Corporation
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Paxton Mining Corporation (an Exploration Stage Enterprise), as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the six month period ended December 31, 1999, and for the period from June 10, 1999, (inception) to December 31, 1999. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Paxton Mining Corporation.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 8, 2000

                     PAXTON MINING CORPORATION
                    (AN EXPLORATION ENTERPRISE)
                           BALANCE SHEETS

                                        December 31    June 30
                                        1999           1999
                                        ----------     ---------
                                        (Unaudited)
                               ASSETS
CURRENT ASSETS
Cash                                    $   51,135     $      100
                                        ----------     ----------
Total Current Assets                        51,135            100
                                        ----------     ----------
OTHER ASSETS
Mining claims                                  262            262
                                        ----------     ----------
TOTAL ASSETS                            $   51,397     $      362
                                        ==========     ==========

            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                        $   19,172     $       -
Loans to a related party                    15,000         12,000
                                        ----------     ----------
Total Current Liabilities                   34,172         12,000
                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES                   -              -

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock,100,000,000 shares
  authorized, $0.00001 par value;
  5,510,400 and 5,000,000 shares
  issued and outstanding, respectively          55             50
 Additional paid-in-capital                325,985        274,950
 Deficit accumulated during
  the exploration stage                   (308,815)      (286,638)
                                        ----------     ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        17,225        (11,638)
                                        ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $   51,397     $      362
                                        ==========     ==========








       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                    For the
                      For the        For the        Period
                      Three-Month    Six-Month      From           06/10/99
                      Period         Period         Inception      (Inception)
                      Ending         Ending         Through        Through
                      12/31/99       12/31/99       06/30/99       12/31/99
                      ----------     ----------     ----------     ----------
                      (Unaudited)    (Unaudited)                   (Unaudited)
REVENUES               $       -      $       -      $       -      $       -
                       ----------     ----------     ----------     ----------
EXPENSES
 Executive compensation        -              -         273,356        273,356
 Filing fees                   -              -             400            400
 Legal and professional    18,595         20,595         11,600         32,195
 Office expense             1,123          1,582             31          1,613
 Transfer agent                -              -              -              -
 Mining exploration expense    -              -           1,251          1,251
                       ----------     ----------     ----------     ----------
TOTAL EXPENSES             19,718         22,177        286,638        308,815
                       ----------     ----------     ----------     ----------
NET LOSS FROM OPERATIONS  (19,718)       (22,177)      (286,638)      (308,815)

INCOME TAXES                   -              -              -              -
                       ----------     ----------     ----------     ----------
NET LOSS                  (19,718)       (22,177)      (286,638)      (308,815)

ACCUMULATED DEFICIT,
 BEGINNING BALANCE       (289,097)      (286,638)            -              -
                       ----------     ----------     ----------     ----------
ACCUMULATED DEFICIT,
 ENDING BALANCE        $ (308,815)    $ (308,815)    $ (286,638)    $ (308,815)
                       ==========     ==========     ==========     ==========
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE      $      NIL     $      NIL     $    (0.06)    $    (0.06)
                       ==========     ==========     ==========     ==========
BASIC AND DILUTED
 WEIGHTED AVERAGE
 NUMBER OF COMMON STOCK
 SHARES OUTSTANDING     5,011,096      5,005,004      5,000,000      5,005,004
                       ==========     ==========     ==========     ==========







       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        Common Stock    Additional             Total
                    Number              Paid-In   Accumulated  Stockholders'
                    of Shares Amount    Capital   Deficit      Equity (Deficit)
Issuance of common stock
 for compensation and in
 payment of advances at
 approximately$.055
 per share          5,000,000 $ 50      $ 274,950 $       -    $  275,000

Loss for year ending,
 June 30, 1999             -    -              -    (286,638)    (286,638)
                    --------- ----      --------- ----------   ----------
Balance
 June 30, 1999      5,000,000   50        274,950   (286,638)     (11,638)

Issuance of common stock
 for cash at $.10
 per share            510,400   55          1,035         -        51,040

Income (loss) for
 the period ending
 December 31, 1999         -    -              -     (22,177)     (22,177)
                    --------- ----      --------- ----------   ----------
Balance,
 December 31, 1999
(Unaudited)         5,510,400 $ 55      $ 325,985 $ (308,815)  $   17,225
                    ========= ====      ========= ==========   ==========





















       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENT OF CASH FLOWS

                         For the        For the
                         Six Months     Period from    06/10/99
                         Period         Inception      (Inception)
                         Ended          Through        Through
                         12/31/99       06/30/99       12/30/99
                         (Unaudited)                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                 $ (22,177)     $ (286,638)    $ (308,815)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Payment of expenses from
   issuance of stock            -          274,638        274,638
Changes in assets and
 liabilities:
  Accounts payable          19,172              -          19,172
                         ---------      ----------     ----------
Net cash (used) in
 operating activities       (3,005)        (12,000)       (15,005)

CASH FLOWS FROM INVESTING
 ACTIVITIES                     -               -              -
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from advances        -              100            100
  Proceeds from short-term
   loan payable              3,000          12,000         15,000
  Proceeds from stock
   issuance                 51,040              -          51,040
                         ---------      ----------     ----------
Net cash provided by
 financing activities       54,040          12,100         66,140
                         ---------      ----------     ----------
Change in cash              51,035             100         51,135
Cash,
 beginning of period           100              -              -
                         ---------      -----------    ----------
Cash, end of period      $  51,135      $       100    $   51,135
                         =========      ===========    ==========
Supplemental disclosures:
 Interest paid           $      -       $        -     $       -
                         =========      ===========    ==========
 Income taxes paid       $      -       $        -     $       -
                         =========      ===========    ==========
NON-CASH TRANSACTIONS
 Stock issued in payment
  of compensation and
  other expenses         $      -       $   274,638    $  274,638
 Stock issued in payment
  of advances            $      -       $       100    $      100
 Stock issued in payment
  of mining claims       $      -       $       262    $      262

       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                December 31, 1999 and June 30, 1999


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

As shown in the accompanying financial statements, the Company incurred net losses of $22,177 and $286,638 for the six months ended December 31, 1999 and the year ended June 30, 1999, respectively, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                December 31, 1999 and June 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Provision for Taxes

At December 31, 1999, and June 30, 1999, the Company had cumulative net operating losses of approximately $308,000 and $287,000, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1999, or June 30, 1999.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                December 31, 1999 and June 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration Costs

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

NOTE 3 - MINING CLAIMS

In June, 1999, the Company acquired 100% of the rights, titles and interests in three mining claims in the Twelve Mile Creek, Kalso Area, Slocan Mining Division, B.C. Canada (See Note 4).

NOTE 4 - COMMON STOCK

On December 29, 1999, the Company issued 510,400 shares of common stock in a private placement at a cost of $0.10 per share.

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

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                December 31, 1999 and June 30, 1999


NOTE 6 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains a United States dollar checking account at a bank in Vancouver, British Columbia, Canada, which is not insured.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet includes $51,397 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

At December 31, 1999, there was positive working capital of $16,963 compared to deficit working capital of $(11,900) at June 30, 1999. This change is primarily the result of the Company's stock issuance proceeds of $51,040, more than offsetting increasing short-term debt.

At December 31, 1999, as a result of its stock sales, the Company's total assets of $51,397 consist almost entirely of cash. This compares favorably with the Company's assets at June 30, 1999 of $362, which consisted of only $100 in cash.

At December 31, 1999, the Company's total liabilities climbed to $34,172 from $12,000 at June 30, 1999, primarily reflecting a $19,172 build-up of accounts payable.

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

Results of Operations

The Company posted losses of $19,718 and $22,177 for the three months and six months ending December 31, 1999, respectively. The principal component of each loss was professional expenses.

Operating expenses for the six months ending December 31, 1999 were $21,177, down almost $265,000 from the short year ending June 30, 1999, primarily as a result of decreased executive compensation expenses, which were $273,356 in the year ended June 30, 1999 and $0 thereafter.



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