Form 10QSB/A
period 1999-12-31
PAXTON MINING CORP
filed 2000-05-05
CIK 1094089

-----------------------------------------------------------------
-----------------------------------------------------------------


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                ----------------------------------

                           FORM 10-QSB/A-1

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 8, 2000, except as to Note 4, which is as of May 4, 2000.

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

NOTE 4 - COMMON STOCK

On December 29, 1999, the Company issued 510,400 shares of common stock in a public offering at a cost of $0.10 per share.

On June 20, 1999, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities at this time. The above referenced shares were issued in payment for compensation in the amount of $273,356 and repayment for mining claim recording fees of $262, expenses of $1,282 and advances of $100. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

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

27 *           Financial Data Schedule

* Previously filed.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 5th day of May, 2000.


                         PAXTON MINING CORPORATION
                         (the "Registrant")


                         BY:  /s/ Hugh Grenfal
                              Hugh Grenfal, President, Treasurer,
                              Chief Financial Officer and a Member of
                              the Board of Directors.