Form 10QSB
period 2000-03-31
PAXTON MINING CORP
filed 2000-05-11
CIK 1094089

-----------------------------------------------------------------
-----------------------------------------------------------------


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                ----------------------------------

                             FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000.

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

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at March 31, 2000 was 5,510,200 shares.

-----------------------------------------------------------------
----------------------------------------------------------------------

                               PART I

ITEM 1.  FINANCIAL STATEMENTS.

                     ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Paxton Mining Corporation
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Paxton Mining Corporation (an exploration stage enterprise), as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the nine month period ended March 31, 2000, and for the period from June 10, 1999 (inception) to March 31, 2000. All information included in these financial statements is the representation of the management of Paxton Mining Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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





/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 4, 2000

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                           BALANCE SHEETS

                                   March 31,      June 30,
                                   2000           1999
                                   (Unaudited)
ASSETS

CURRENT ASSETS
Cash                               $    6,984     $      100
                                   ----------     ----------
     Total Current Assets               6,984            100
                                   ----------     ----------
PROPERTY AND EQUIPMENT
 Office equipment                       7,969             -
 Less accumulated depreciation            (79)            -
                                   ----------     ----------
     Total Property and Equipment       7,890             -
                                   ----------     ----------
OTHER ASSETS
 Mining claims                            262            262
                                   ----------     ----------
     TOTAL ASSETS                  $   15,136     $      362
                                   ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                  $    5,495     $       -
 Loans to a related party                  -          12,000
                                   ----------     ----------
     Total Current Liabilities          5,495         12,000
                                   ----------     ----------
COMMITMENTS AND CONTINGENCIES              -              -
                                   ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock,100,000,000 shares
 authorized, $0.00001 par value;
 5,510,200 and 5,000,000 shares
 issued and outstanding,
 respectively                              55             50
Additional paid-in-capital            325,965        274,950
Deficit accumulated during the
 exploration stage                   (316,379)      (286,638)
                                   ----------     ----------
TOTAL STOCKHOLDERS' EQUITY
 (DEFICIT)                              9,641        (11,638)
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)    $   15,136     $      362
                                   ==========     ==========






       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENT OF OPERATIONS

                    For the        For the     For the
                    Three          Nine        Period
                    Months         Month       from           06/10/99
                    Period         Period      Inception      (inception)
                    Ending         Ending      Through        Through
                    03/31/000      03/31/00    06/30/99       03/31/00
                    (Unaudited)    (Unaudited)              (Unaudited)

REVENUES            $     -        $      -    $       -      $       -
                    --------       ---------   ----------     ----------
EXPENSES
 Executive
  compensation            -               -       273,356        273,356
 Filing fees             105             105          400            505
 Legal and
  professional         4,693          25,288       11,600         36,888
 Office expense        1,635           3,217           31          3,248
 Depreciation expense     79              79           -              79
 Transfer agent        1,052           1,052           -           1,052
 Mining exploration
  expense                 -               -         1,251          1,251
                    --------       ---------   ----------     ----------
TOTAL EXPENSES         7,564          29,741      286,638        316,379
                    --------       ---------   ----------     ----------
LOSS FROM
 OPERATIONS           (7,564)        (29,741)    (286,638)      (316,379)

INCOME TAXES              -               -            -              -
                    --------       ---------   ----------     ----------
NET LOSS            $ (7,564)      $ (29,741)  $ (286,638)    $ (316,379)
                    ========       =========   ==========     ==========
BASIC AND DILUTED
 NET LOSS PER
 COMMON SHARE       $    nil       $   (0.01)  $    (0.06)    $    (0.06)
                    ========       =========   ==========     ==========
BASIC AND DILUTED
 WEIGHTED AVERAGE
 NUMBER OF COMMON
 STOCK SHARES
 OUTSTANDING        5,510,200      5,173,170    5,000,000      5,160,843
                    =========      =========   ==========     ==========





         See accompanying notes and accountant's review report.

                        PAXTON MINING CORPORATION
                       (AN EXPLORATION ENTERPRISE)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Accumulated
                       Common Stock                 Deficit      Total
                                        Additional  During       Stockholders'
                    Number              Paid-in     Exploration  Equity
                    of Shares Amount    Capital     Stage        (Deficit)

Issuance of common stock
 for compensation and in
 payment of advances at
 approximately $.055
 per share          5,000,000 $ 50      $ 274,950   $       -    $  275,000

Loss for year ending,
 June 30, 1999             -    -              -      (286,638)    (286,638)
                    --------- ----      ---------   ----------   ----------
Balance
 June 30, 1999      5,000,000   50        274,950     (286,638)     (11,638)

Issuance of common
 stock for cash at $.10
 per share            510,200   55          1,015           -        51,020

Loss for the period
 ending March 31, 2000     -    -              -       (29,741)     (29,741)
                    --------- ----      ---------    ---------   ----------
Balance, March 31, 2000
 (Unaudited)        5,510,200 $ 55      $ 325,965    $ (316,379) $    9,641
                    ========= ====      =========    ==========  ==========

























       See accompanying notes and accountant's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENT OF CASH FLOWS

                              For the        For the        06/10/99
                              Nine-Month     Period From    (Inception)
                              Period Ended   Inception      Through
                              03/31/00       Through        (03/31/00)
                              (Unaudited)    06/30/99       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                     $ (29,741)     $ (286,638)    $ (316,379)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
  Payment of expenses from
   issuance of stock                 -          274,638        274,638
  Depreciation expense               79              -              79
 Changes in assets and
  liabilities:
  Accounts payable                5,495              -           5,495
                              ---------      ----------     ----------
Net cash (used) in operating
 activities                     (24,167)        (12,000)       (36,167)
                              ---------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property
  and equipment                  (7,969)             -          (7,969)
                              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from advances              -              100            100
 Proceeds from short-term
 loan payable                     3,000          12,000         15,000
 Payments made on short-term
  loan payable                  (15,000)             -         (15,000)
 Proceeds from stock
  issuance                       51,020              -          51,020
                              ---------      ----------     ----------
Net cash provided by
financing activities             39,020          12,100         51,120
                              ---------      ----------     ----------
Change in cash                    6,884             100          6,984
Cash, beginning of period           100              -              -
                              ---------      ----------     ----------
Cash, end of period           $   6,984      $      100     $    6,984
                              =========      ==========     ==========
Supplemental disclosures:
 Interest paid in cash        $      -       $       -      $       -
                              =========      ==========     ==========
Income taxes paid in cash     $      -       $       -      $       -
                              =========      ==========     ==========
NON-CASH TRANSACTIONS:
 Stock issued in payment of
  compensation and other
 expenses                     $      -       $  274,638     $  274,638
 Stock issued in payment
  of advances                 $      -       $      100     $      100
 Stock issued in payment
  of mining claims            $      -       $      262     $      262

        See accompanying notes and accountants's review report.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                  March 31, 2000 and June 30, 1999

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

Exploration Stage Activities

The Company has been in the exploration stage since its formation in June 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company plans to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $29,741 and $286,638 for the nine months ended March 31, 2000 and the year ended June 30, 1999, respectively, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                  March 31, 2000 and June 30, 1999

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

Provision for Taxes

At March 31, 2000, and June 30, 1999, the Company had cumulative net operating losses of approximately $316,000 and $286,000, respectively. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2000, or June 30, 1999.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                  March 31, 2000 and June 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration Costs

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

Interim Financial Statements

The interim financial statements as of and for the nine months ended March 31, 2000 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3 - MINING CLAIMS

In June 1999, the Company acquired 100% of the rights, titles and interests in three mining claims in the Twelve Mile Creek, Kalso
Area, Slocan Mining Division, B.C. Canada (See Note 5).

NOTE 4 - PROPERTY AND EQUIPMENT

Office equipment is stated at cost. Depreciation expense is computed using the straight-line method over five years and amounted to $79 for the period ending March 31, 2000, and $0 for the period ended
June 30, 1999.








                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                  March 31, 2000 and June 30, 1999


NOTE 5 - COMMON STOCK

On December 29, 1999, the Company issued 510,200 shares of common stock in a public offering for $0.10 per share.

On June 20, 1999, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities at this time. The above referenced shares were issued in payment of compensation in the amount of $273,356 and repayment of mining claim recording fees of $262, expenses of $1,282 and advances of $100. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

In June 1999, the Company, through Hugh Grenfal, president and a member of the board of directors, acquired 100% of the rights, titles and interests in three mining claims in the Twelve Mile Creek, Kalso Area, Slocan Mining Division, B.C. Canada in exchange for $7 in cash. In addition, payment of $255 was required to record the three mining claims totaling 36 units. These amounts were paid by the shareholders and repaid by the Company in the form of stock as denoted above. The Company, through Mr. Grenfal, exercised an option and acquired the mining claims. The claims are recorded in Mr. Grenfal's name for tax purposes, however, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 6 - RELATED PARTIES

The Company occupies office space provided by the president of the Company in his capacity as vice president and director of Callinan Mines Limited at no charge. The value of this space is not considered materially significant for financial reporting purposes.

The president of the Company has advanced monies to the Company to open a checking account for payment of expenses. The funds advanced to open the checking account were repaid as part of the aforementioned stock transaction (See Note 5). The balance of the advances have been recorded as short-term loans, bearing no interest and having no specific due date. During the period ending March 31, 2000, the balance of the advances was paid in full.

NOTE 7 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains a United States dollar checking account at a bank in Vancouver, British Columbia, Canada. This account is not insured.

                     PAXTON MINING CORPORATION
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                  March 31, 2000 and June 30, 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet includes $15,136 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 9 - YEAR 2000 ISSUES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

     Since inception on June 10, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

     At March 31, 2000, there was positive working capital of $1,489 compared to deficit working capital of $(11,900) at June 30, 1999. This change is primarily the result of the Company's stock issuance proceeds of $51,020, more than offsetting increasing accounts payable and payment of related party loans.

     At March 31, 2000, the Company's total assets of $15,136 consists of mainly cash and office equipment. This compares favorably with the Company's assets at June 30, 1999 of $362, which consisted of only $100 in cash.

     At March 31, 2000, the Company's total liabilities decreased to $5,495 from $12,000 at June 30, 1999, primarily reflecting a net payment to related party loans of $12,000 and a build-up of accounts payable in the amount of $5,495.

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

Results of Operations

     The Company posted losses of $7,564 and $29,741 for the three months and nine months ending March 31, 2000, respectively. The principal component of each loss was professional expenses.

     Operating expenses for the nine months ending March 31, 2000 were $29,741, down almost $257,000 from the short year ending June 30, 1999, primarily as a result of decreased executive compensation expenses, which were $273,356 in the year ended June 30, 1999 and $0 thereafter.


EXHIBIT INDEX

Exhibit No.    Description

27             Financial Data Schedule

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 11th day of May, 2000.


                         PAXTON MINING CORPORATION
                         (the "Registrant")



                         BY:  /s/ Hugh Grenfal
                              Hugh Grenfal, President, Treasurer,
                              Chief Financial Officer and a Member of
                              the Board of Directors.