Form 10QSB
period 2000-06-30
UNIVERSE2U INC
filed 2000-08-21
CIK 1094089

                                 -------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                                 -------------

(X)   Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the period ended June 30, 2000
( )   Transition report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the transition period from _______ to _______

                       Commission file number 333-86331

                                UNIVERSE2U INC.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)

          NEVADA                                        88-0433489
          ------                                        ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


       30 West Beaver Creek Road,
  Suite 109, Richmond Hill, ON, Canada                     L4B 3K1
  ------------------------------------                     -------
       (Address of Principal                              (Zip Code)
         Executive Offices)

                                (905) 881-1152
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)
                                 -------------

                           PAXTON MINING CORPORATION
                              400 Burrard Street
                                  Suite 1950
                     Vancouver, British Columbia  V6C 3A6
                        Former Fiscal Year End June 30
               ------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X      NO
                                                              ---

State the number of shares outstanding of each of the issuer's common equity as of June 30, 2000: 36,357,000 shares of Common Stock, $.01 par value.
--------------------------------------------------------------------------------

                                     INDEX

                                                                     Page
Part I.  UNIVERSE2U INC. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Review Engagement Report of Moore Stephens
         Cooper Molyneux LLP

         Unaudited Interim Combined Balance Sheet
         June 30, 2000

         Unaudited Interim Combined Statement of Deficit for the six month period ended June 30, 2000

         Unaudited Interim Combined Statement of Operations for the six month period ended June 30, 2000

         Unaudited Interim Combined Statement of Operations for the three month period ended June 30, 2000

         Unaudited Interim Combined Statement of Cash Flows for the six month period ended June 30, 2000

         Notes to Combined Financial Statements

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I. Financial Information.

                                Universe2U Inc.

                     (formerly Paxton Mining Corporation)

                Unaudited Interim Combined Financial Statements

                                 June 30, 2000

                          (expressed in U.S. dollars)

        [LETTERHEAD OF MOORE STEPHENS COOPER MOLYNEUX LLP APPEARS HERE]


                           Review Engagement Report

To the Shareholders of
Universe2U Inc.

We have reviewed the interim balance sheet and statement of deficit of Universe2U Inc. (formerly Paxton Mining Corporation) as at June 30, 2000, the interim statements of operations for the six month and three month periods then ended and the statement of cash flows for the six month period then ended.

These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles in Canada.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for the six month periods ended June 30, 2000 and 1999, and shareholders' equity as at June 30, 2000 and 1999, to the extent summarized in Note 8 to the accompanying interim combined financial statements.

                                Signed: /s/ "Moore Stephens Cooper Molyneux LLP"

                                                Chartered Accountants


Toronto, Ontario
August 21, 2000

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Combined Balance Sheet
 June 30, 2000
 (expressed in U.S. dollars)
--------------------------------------------------------------------------------

Assets
  Current assets
  Cash and cash equivalents                                                            $  158,511
  Accounts receivable (net of allowance for doubtful accounts of $49,444)               1,098,896
  Prepaid expenses and deposits                                                           120,801
  Due from employee                                                                        61,001
------------------------------------------------------------------------------         ----------
                                                                                        1,439,209
  Future income taxes                                                                     354,312
  Capital assets (at cost less accumulated amortization of $444,135)                    1,399,225
------------------------------------------------------------------------------         ----------
                                                                                       $3,192,746
==============================================================================         ==========
Liabilities
  Current liabilities
  Accounts payable and accrued liabilities                                             $1,378,614
  Income taxes payable                                                                    117,023
  Current portion of capital lease obligation                                              15,043
  Current portion of long-term debt (note 5)                                              282,321
------------------------------------------------------------------------------         ----------
                                                                                        1,793,001
  Future income taxes                                                                       8,744
  Obligation under capital lease                                                           30,778
  Long-term debt (note 5)                                                                  21,273
------------------------------------------------------------------------------         ----------
                                                                                        1,853,796
------------------------------------------------------------------------------         ----------
Shareholders' equity
  Share capital (note 6)
  Authorized:
     100,000,000 Common shares, par value $.00001 per share
  Issued and outstanding:
     36,357,000 Common shares (net of share issuance costs of $140,487)                 2,065,021
  Additional paid in capital                                                               (7,606)
  Deficit                                                                                (718,465)
------------------------------------------------------------------------------         ----------
                                                                                        1,338,950
------------------------------------------------------------------------------         ----------
                                                                                       $3,192,746
==============================================================================         ==========

The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Combined Statement of Deficit
for the six month period ended  June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------
Deficit, beginning of period                                         $  459,415
  Net loss for the period                                               280,859
----------------------------------------------------------------     ----------
                                                                        740,274
  Effect of exchange differences                                        (21,809)
----------------------------------------------------------------     ----------
Deficit, end of period                                               $  718,465
================================================================     ==========

The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
-------------------------------------------------------------------------------

Unaudited Interim Combined Statement of Operations for the six month period ended June 30, 2000
(expressed in U.S. dollars)

-------------------------------------------------------------------------------
                                                             2000          1999
-----------------------------------------------------------------    ----------
Revenue                                               $ 2,601,359    $  229,435
-----------------------------------------------------------------    ----------
Cost of sales
  Wages and subcontract                                   811,165       140,550
  Materials                                               564,068        16,545
  Equipment lease and maintenance                          92,737        34,096
  Amortization                                             41,957        29,644
-----------------------------------------------------------------    ----------
                                                        1,509,927       220,835
-----------------------------------------------------------------    ----------
Gross profit                                            1,091,432         8,600
-----------------------------------------------------------------    ----------
Expenses
  Salaries and wages                                      587,002       106,819
  Financing fees                                          142,752             -
  Professional fees                                       199,255        28,167
  Auto and travel                                         111,121        23,672
  Office and general                                       81,259         7,687
  Advertising and promotion                                80,321         9,668
  Rent and utilities                                       75,185        10,531
  Interest and other charges                               57,666        17,062
  Bad debts                                                49,484             -
  Telephone                                                48,449         9,934
  Consulting fees                                          28,632        15,160
  Insurance                                                26,327        11,062
  Amortization                                             35,076        21,247
-----------------------------------------------------------------    ----------
                                                        1,522,529       261,009
-----------------------------------------------------------------    ----------
Income before provision for income taxes                 (431,097)     (252,409)
  Provision for income taxes                             (150,238)      (57,907)
-----------------------------------------------------------------    ----------
Net loss for the period                               $  (280,859)   $ (194,502)
=================================================================    ==========
Net loss per share - basic and fully diluted          $     (0.01)   $    (0.04)
=================================================================    ==========
Weighted average shares outstanding                    31,617,674     5,000,000
=================================================================    ==========

The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
-------------------------------------------------------------------------------

Unaudited Interim Combined Statement of Operations for the three month period ended June 30, 2000
(expressed in U.S. dollars)

-------------------------------------------------------------------------------
                                                             2000          1999
-----------------------------------------------------------------    ----------
Revenue                                               $ 1,090,840    $   35,623
-----------------------------------------------------------------    ----------
Cost of sales
  Wages and subcontract                                   418,483        33,212
  Materials                                               120,479        10,465
  Equipment lease and maintenance                          58,288        14,412
  Amortization                                             29,350        15,070
-----------------------------------------------------------------    ----------
                                                          626,600        73,159
-----------------------------------------------------------------    ----------
Gross profit                                              464,240       (37,536)
-----------------------------------------------------------------    ----------
Expenses
  Salaries and wages                                      351,205        57,334
  Financing fees                                           72,312             -
  Professional fees                                       126,657         6,358
  Advertising and promotion                                66,952         5,280
  Auto and travel                                          62,148        13,185
  Office and general                                       42,756         3,281
  Bad debts                                                49,484             -
  Interest and other charges                               44,444        12,064
  Rent and utilities                                       37,957         6,916
  Consulting fees                                               -        11,653
  Telephone                                                27,279         5,212
  Insurance                                                14,018         5,828
  Amortization                                             18,038        16,493
-----------------------------------------------------------------    ----------
                                                          913,250       143,604
-----------------------------------------------------------------    ----------
Income before provision for income taxes                 (449,010)     (181,140)
  Provision for income taxes                             (167,798)      (40,326)
-----------------------------------------------------------------    ----------
Net loss for the period                               $  (281,212)   $ (140,814)
=================================================================    ==========
Net loss per share - basic and fully diluted          $     (0.01)   $    (0.03)
=================================================================    ==========
Weighted average shares outstanding                    33,015,813     5,000,000
=================================================================    ==========

The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Combined Statement of Cash Flows for the six month period ended June 30, 2000
(expressed in U.S. dollars)

-----------------------------------------------------------------------------------------------
                                                                              2000         1999
----------------------------------------------------------------------------------   ----------
Cash flow from operating activities
  Net loss for the period                                              $  (280,859)  $ (194,502)
  Items not affecting cash
    Amortization                                                            77,033       50,891
    Future income taxes                                                   (220,972)     (49,331)
----------------------------------------------------------------------------------   ----------
                                                                          (424,798)    (192,942)
  Other sources (uses) of cash from operations
    (Increase) decrease in accounts receivable                            (608,662)     163,075
    (Increase) in due from employee                                        (61,001)           -
    Decrease (increase) in inventory                                        39,493      (38,961)
    Decrease (increase) in prepaid expenses and deposits                     8,376         (382)
    Increase (decrease) in accounts payable and accrued liabilities        932,550      (24,812)
    Increase in income taxes payable                                       117,023            -
----------------------------------------------------------------------------------   ----------
                                                                             2,981      (94,022)
----------------------------------------------------------------------------------   ----------
Cash flow from investing activities
  Purchase of capital assets                                            (1,030,702)    (197,437)
----------------------------------------------------------------------------------   ----------
Cash flow from financing activities
  Net advances (repayments) on long-term debt                               (2,255)     166,712
  Net proceeds from issue of share capital                               1,281,758            -
  Decrease in bank indebtedness                                            (57,092)     (10,044)
  (Decrease) increase in due to related parties                            (58,045)     149,241
----------------------------------------------------------------------------------   ----------
                                                                         1,164,366      305,909
----------------------------------------------------------------------------------   ----------
Effect of exchange rate changes on cash                                     21,866      (14,450)
----------------------------------------------------------------------------------   ----------
Increase in cash                                                           158,511            -
Cash and cash equivalents, beginning of period                                   -            -
----------------------------------------------------------------------------------   ----------
Cash and cash equivalents, end of period                               $   158,511   $        -
==================================================================================   ==========
Supplemental cash flow information
  Cash paid during the period for:
     Income taxes                                                      $    26,794   $        -
     Interest                                                          $    20,538   $   17,062
==================================================================================   ==========

The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

1. Basis of Presentation
--------------------------------------------------------------------------------

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the combined financial statements and footnotes thereto included in Universe2U Inc.'s ("the Company") Form 8-K filed on July 24, 2000 for the year ended December 31, 1999.

   The combined financial statements presented give effect to a reverse acquisition by Universe2U Inc. (Ontario) of Universe2U Inc. (Nevada) which was completed on May 17, 2000 and the acquisition of Cabletec Communications Inc. (formerly known as Bernie Tan Investments Inc.) which was completed on May 31, 2000 and accounted for under the purchase method of accounting.


2. Basis of Combination
--------------------------------------------------------------------------------

   These unaudited financial statements have been prepared on a combined basis and not on a consolidated basis due to the reorganization of the corporate structure which was effective April 1, 1999. Prior to the exchange, the subsidiaries were controlled by a group that subsequently controls the Company. These financial statements have been presented on the basis that the present share structure existed from the date of incorporation of each subsidiary. Future financial statements will be prepared on a consolidated basis.

   These financial statements have been prepared on a combined basis and include the following 100% owned subsidiaries' assets and liabilities as well as the revenues and expenses arising from their respective incorporation or acquisition dates:


   F.O.C.C. Fiber Optics Corporation of
    Canada Inc.                             -  incorporated on August 17, 1998
   Canadian Cable Consultants Inc.          -  incorporated on September 2, 1998
   Photonics Engineering and Design Inc.    -  incorporated on December 23, 1998
   Coastal Network Services Inc.            -  incorporated on September 2, 1999
   Multilink Network Services Inc.          -  incorporated on September 9, 1999
   Universe2U Inc. (Ontario)                -  incorporated on April 1, 1999
   Cabletec Communications Inc.             -  acquired on May 31, 2000
   Universe2U Right-of-Ways Agency Inc.     -  incorporated on June 23, 2000

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

3. Foreign Exchange
--------------------------------------------------------------------------------

   The Company's Canadian operations are self-sustaining and therefore their assets and liabilities are translated into U.S. dollars, the basis of presentation of these financial statements, using the period end rate of exchange. Revenue and expenses of such operations are translated using the average rate of exchange for the period. The related foreign exchange gains and losses arising on translation of the Company's Canadian operations are included in shareholders' equity until realized.

4. Transactions with Related Parties
--------------------------------------------------------------------------------

   During the period, the Company paid interest of $ nil (1999 - $19,850) to officers and directors on advances made to the Company and management fees of $ nil (1999 - $68,229) to officers and directors for services provided to the Company. Interest was waived by the officers and directors in the current period.

   On June 9, 2000, the Board of Directors adopted a resolution to convert a loan of $428,968 previously made by a shareholder of the Company into 100,000 common shares of the Company.



5. Long-Term Debt

-----------------------------------------------------------------------------------------
                                                                          2000       1999
-------------------------------------------------------------------------------- --------
   Promissory note bearing interest at prime plus 3% per annum with monthly principal repayments of $1,449 plus interest, maturing in January 2009, secured by a general security
   agreement and a limited guarantee by an officer and director
   of the Company;                                                      $144,739 $163,704

   Promissory note bearing interest at prime plus 2.5% per annum with monthly principal repayments of $2,875 plus interest, maturing in May 2004, secured by a general security agreement and a limited guarantee by an officer and director of the
   Company;                                                              129,452  165,187

   Term loan bearing interest at 8.9% per annum, with monthly principal and interest payments of $345, maturing in October
   2004, secured by the vehicle;                                          14,531        -

   Term loan bearing interest at 1.9% per annum, with monthly principal and interest payments of $473, maturing in
   November 2002, secured by the vehicle;                                 14,872        -
-------------------------------------------------------------------------------- --------
                                                                         303,594  328,891
   Less:  Current portion                                                282,321   32,878
-------------------------------------------------------------------------------- --------
                                                                        $ 21,273 $296,013
================================================================================ ========

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5. Long-Term Debt - continued
--------------------------------------------------------------------------------

   The month end prime rate as at June 30, 2000 was approximately 7.5% (1999 - 6.25%).

   The promissory notes payable represent government assisted Small Business Loans that became payable once the Company became publically owned. As a result of the reverse acquisition on May 17, 2000, the notes became due on demand and are therefore classified as current liabilities in the current period.

6. Share Capital
--------------------------------------------------------------------------------

   Stock options

   The Company has in effect a Stock Option Plan ("the Plan") that provides for the potential grant of options to directors and employees. The terms of the awards under the Plan are determined by a Board appointed committee. No compensation expense is recognized when stock options of the Company are issued. As at June 30, 2000, details of options outstanding were as follows:

                                                     Outstanding                 Exercisable
--------------------------------------------------------------------------------------------
                                                 weighted average           weighted average
                                         number    exercise price    number   exercise price
--------------------------------------------------------------------------------------------
   June 30, 1999                              -  $           -            -  $             -
      Granted                           600,000  $        0.01            -                -
--------------------------------------------------------------------------------------------
   December 31, 1999                    600,000  $        0.01            -  $             -
      Granted - first quarter            47,000  $        0.01            -                -
      Granted - second quarter          887,000  $        1.59            -                -
--------------------------------------------------------------------------------------------
   June 30, 2000                      1,534,000  $        0.92            -  $             -
--------------------------------------------------------------------------------------------

   As at June 30, 2000, stock options expire as follows:

--------------------------------------------------------------------------------------------
                                                           number   exercise          number
                                                      outstanding      price     exercisable
--------------------------------------------------------------------------------------------

   2004                                                   600,000   $   0.01               -
   2005                                                   280,000   $   5.00               -
   2005                                                   654,000   $   0.01               -
--------------------------------------------------------------------------------------------
                                                        1,534,000
--------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

6. Share Capital - continued
--------------------------------------------------------------------------------

   Continuity of common shares

   The Company had the following share capital transactions following the reverse acquisition on May 17, 2000 to the end of the period:

--------------------------------------------------------------------------------
                                                           number       dollar
                                                          of shares     amount
--------------------------------------------------------------------------------
   Shares issued and outstanding prior to acquisition     5,510,200   $       55
      Shares tendered for cancellation                   (4,000,000)           -
      Acquisition of Universe2U Inc. (Ontario)              250,000        7,813
      Stock dividend                                     33,443,800            -
      Conversion of debenture                               833,000      668,673
      Conversion of shareholder advances                    100,000      428,968
      Private placement                                     220,000      959,512
--------------------------------------------------------------------------------
                                                         36,357,000   $2,065,021
--------------------------------------------------------------------------------

7. Information on Operating Segments
--------------------------------------------------------------------------------

   General description

   The Company's subsidiaries are organized into operating segments based on the nature of products and services provided and into geographical segments based on the location of customers. The Company's operations can be classified into three reportable operating segments: Fiber Construction and Maintenance Services ("FC&MS"), Fiber Network and System Engineering and Design ("FN&SED"), Sales and Marketing ("S&M"), and Network Services ("NS") and also into two reportable geographic regions: Canada and the United States.

   The FC&MS segment is responsible for building and maintaining the telecom infrastructure including long-haul network builds, regional networks, community networks, and in-building networks. The focus is on physical infrastructure to support telecommunications encompassing fiber, wireless and copper based telecommunications.

   The FN&SED segment is responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights of ways.

   The S&M segment is responsible for all direct sales which involves the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right of way owners. The segment also acts as broker for sales of rights of ways.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

7. Information on Operating Segments - continued
--------------------------------------------------------------------------------

   The NS segment is a support service for the other operating segments.

   The accounting policies of the segments are the same as those described in the Company's historical financial statements. The Company evaluates financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the six month period ended June 30, 2000 and the six month period ended June 30, 1999.

   Operating segments

   Information by operating segment as at and for the three month period ended June 30, 2000:

---------------------------------------------------------------------------------
                         FC&MS        FN&SE        S&M          NS       Total
---------------------------------------------------------------------------------
   Revenue             $1,561,460   382,911      611,700     45,048   $2,601,119
   Interest expense    $    9,617     6,765       10,385        133   $   26,900
   Amortization of
      capital assets   $   43,596    14,422        4,767     14,248   $   77,033
   Loss before
      income taxes     $ (266,599)  188,885      (24,889)   (12,614)  $ (115,217)
   Total assets        $1,349,483   142,256      336,129  1,125,391   $2,953,259
   Capital assets      $  433,651   126,779       40,679    797,854   $1,398,963
---------------------------------------------------------------------------------

   Reconciliations to combined results as at and for the six month period ended June 30, 2000:

---------------------------------------------------------------------------------
                                    Segmented         Corporate       Total
---------------------------------------------------------------------------------
   Revenue                          $2,601,119        $     240     $2,601,359
   Loss before income taxes         $ (115,217)       $(315,880)    $ (431,097)
   Total assets                     $2,953,259        $ 239,487     $3,192,746
---------------------------------------------------------------------------------

   Information by operating segment as at and for the six month period ended June 30, 1999:

---------------------------------------------------------------------------------

                              FC&MS       FN&SED       S&M        NS     Total
---------------------------------------------------------------------------------
   Revenue                 $  135,301      2,429      91,705       -   $  229,435
   Interest expense        $    9,338      5,870       1,854       -   $   17,062
   Amortization of
      capital assets       $   39,709      7,845       3,337       -   $   50,891
   Loss before
      income taxes         $ (196,054)   (45,818)    (10,537)      -   $ (252,409)
   Total assets            $  275,043    220,852      49,232       -   $  545,127
   Capital assets          $  252,817    150,184      37,305       -   $  440,306
---------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


7. Information on Operating Segments - continued
--------------------------------------------------------------------------------

   Reconciliations to combined results as at and for the six month period ended June 30, 1999:

--------------------------------------------------------------------------     -----------
                                                  Segmented      Corporate        Total
--------------------------------------------------------------------------     -----------
   Revenue                                      $   229,435              -     $   229,435
   Loss before income taxes                     $  (252,409)             -     $  (252,409)
   Total assets                                 $   545,127              -     $   545,127
--------------------------------------------------------------------------     -----------

   Geographic information

   Information by geographic region as at and for the six month period ended June 30, 2000:

------------------------------------------------------------------------------------------
                                                     Canada   United States        Total
---------------------------------------------------------------------------    -----------
   Revenue                                      $ 2,556,385          44,734    $ 2,601,119
   Interest expense                             $    26,736             164    $    26,900
   Amortization of capital assets               $    75,913           1,120    $    77,033
   Earnings (loss) before income taxes          $  (341,841)        (89,256)   $  (431,097)
   Total assets                                 $ 3,110,950          81,796    $ 3,192,746
   Capital assets                               $ 1,392,223           6,740    $ 1,398,963
---------------------------------------------------------------------------    -----------

   Information by geographic region as at and for the six month period ended June 30, 1999:

------------------------------------------------------------------------------------------
                                                     Canada   United States      Total
---------------------------------------------------------------------------    -----------
   Revenue                                      $   229,435               -    $   229,435
   Interest expense                             $    17,062               -    $    17,062
   Amortization of capital assets               $    50,891               -    $    50,891
   Earnings (loss) before income taxes          $  (252,409)              -    $  (252,409)
   Total assets                                 $   545,127               -    $   545,127
   Capital assets                               $   440,306               -    $   440,306
---------------------------------------------------------------------------    -----------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8. Reconciliation of Results Reported in Accordance with Generally Accepted Accounting Principles (GAAP) in Canada with United States ("US") GAAP
--------------------------------------------------------------------------------

   Significant adjustments

   The areas of significant difference between accounting principles generally accepted in Canada ("Canadian GAAP") and those generally accepted in the United States ("U.S. GAAP") and their impact on the consolidated financial statements of the Company are described below.

   Significant differences between Canadian GAAP and U.S. GAAP would have the following effect on reported net loss and deficit of the Company for the six months ended June 30:

-------------------------------------------------------------------------------------
                                                                  2000           1999
----------------------------------------------------------------------     ----------
   Net loss for the period in accordance with
   Canadian GAAP                                           $  (280,859)    $ (194,502)
   Increase in net loss for:
   Stock option compensation (a)                               462,761              -
   Imputed interest on advances (b)                             10,679              -
----------------------------------------------------------------------     ----------
   Net loss for the period in accordance with U.S. GAAP    $  (754,299)    $ (194,502)
======================================================================     ==========

   Net loss per share in accordance with U.S. GAAP              $(0.02)    $    (0.04)
----------------------------------------------------------------------     ----------

   Deficit under Canadian GAAP                             $  (718,465)    $ (234,725)
   Cumulative adjustments                                     (497,379)             -
----------------------------------------------------------------------     ----------
   Deficit under U.S. GAAP                                 $(1,215,844)    $ (234,735)
======================================================================     ==========

   (a) In accordance with Canadian GAAP, the Company does not recognize compensation expense for stock options. When reconciling the Company's reported results under U.S. GAAP, the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $462,761 for the period (1999 - $ nil). Under the method prescribed by SFAS 123, the weighted average fair value of the stock options granted during the period is $3,263,460 (to be amortized over the employee service period).

   (b) In accordance with Canadian GAAP, the Company does not recognize imputed interest on advances from related parties that are non-interest bearing or where interest has been waived. Under U.S. GAAP imputed interest is calculated and recorded as additional paid in capital. The imputed interest was $10,679 for the period. There was no requirement to impute interest in the prior period as interest was paid to the related parties.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8. Reconciliation of Results Reported in Accordance with Generally Accepted Accounting Principles (GAAP) in Canada with United States ("US") GAAP - continued
--------------------------------------------------------------------------------

   U.S. GAAP requires the presentation of a statement of comprehensive income to report the non-shareholder related transactions which have impacted shareholders' equity during the period:

--------------------------------------------------------------------------------------
                                                                    2000          1999
------------------------------------------------------------------------    ----------
   Net loss in accordance with U.S. GAAP                      $ (754,299)   $ (194,502)
   Other comprehensive income (expense) item before tax
      Foreign currency translation adjustment                     21,809       (14,583)
------------------------------------------------------------------------    ----------
   Comprehensive loss before tax                                (732,490)     (209,085)
   Tax effect on other comprehensive income item at 23.0%         (9,596)        6,417
------------------------------------------------------------------------    ----------
   Comprehensive loss in accordance with U.S. GAAP            $ (742,086)   $ (202,668)
========================================================================    ==========

   Recent accounting pronouncements

   In June 1999, the Financial Accounting Standards Boards (FASB) issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. The classification of dark fiber cables in the ground as integral equipment as defined in FIN 43 is currently being considered by accounting standard setters in the U.S. These changes would not have any effect on the economics of the contract but may have a significant effect on the Company's revenue recognition. It is not possible to determine the consequences of such changes until further accounting guidance has been developed.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Among other issued, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted this pronouncement.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

9.  Earnings per Share
--------------------------------------------------------------------------------

    The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basis and fully diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS has not been presented as it is anti-dilutive as a result of having incurred losses in each period

                                   Three Months Ended June 30, 2000       Six Months Ended June 30, 2000
                                        2000                   1999              2000               1999
--------------------------------------------------------------------------------------------------------
    Basic EPS Computation:
       Net loss under
         Canadian GAAP             $  (281,212)          $ (140,814)      $  (280,859)        $ (194,502)
       Weighted average
         outstanding shares         33,015,813            5,000,000        31,617,674          5,000,000
    Basic EPS under
     Canadian GAAP                 $     (0.01)          $    (0.03)      $     (0.01)        $    (0.04)
--------------------------------------------------------------------------------------------------------
    Basic EPS Computation:
       Net loss under
         U.S. GAAP                 $  (743,880)          $ (140,814)      $  (754,299)        $ (194,502)
       Weighted average
         outstanding shares         33,015,813            5,000,000        31,617,674          5,000,000
    Basic EPS under
     U.S. GAAP                     $     (0.02)          $    (0.03)      $     (0.02)        $    (0.04)
--------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

10.  Acquisition
--------------------------------------------------------------------------------

     On May 31, 2000, the Company completed the acquisition of CableTec Communications Inc. (formerly Bernie Tan Investments Inc.)("CableTec"). The statement of operations for the six month period ended June 30, 2000 includes the results of CableTec subsequent to the date of acquisition. The following results for the six months ended June 30, 2000 and 1999 report on a pro forma basis the results of operations had the acquisition occurred on the first day of the earliest period reported, being January 1, 1999. Results for the six months ending June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

-------------------------------------------------------------------------------
                                                            2000           1999
----------------------------------------------------------------     ----------
     Revenue                                         $ 2,618,134     $  569,397
----------------------------------------------------------------     ----------
     Income from continuing operations               $  (466,485)    $ (198,787)
----------------------------------------------------------------     ----------
     Net loss                                        $  (308,108)    $ (140,809)
----------------------------------------------------------------     ----------
     Earnings per share                              $     (0.01)    $    (0.04)
================================================================     ==========

11.  Subsequent Events
--------------------------------------------------------------------------------

     Subsequent to the period end the following transactions occurred:

     a) On June 9, 2000, the Board of Directors of the Company approved a private placement of 1,000,000 common shares at $5.00 and 1,000,000 share purchase warrants, each exercisable to purchase 1 common share at $5.00. The private placement is fully subscribed with undertakings to deliver the funds within 90 days of June 9, 2000. As at the end of the period, proceeds of $1,100,000 have been received and 220,000 common shares and 220,000 share purchase warrants were issued.

     b) Subsequent to the period end, 55,000 stock options were issued to employees under the Company's Stock Option Plan ("the Plan") with an exercise price of $5.00 exercisable one year from the date of grant and expiring five years from the date of grant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our company is the product of an acquisition, completed on May 17, 2000, in which Paxton Mining Corporation acquired all of the outstanding shares of Universe2U Inc. Upon completion of the acquisition, we changed our corporate name to Universe2U Inc. In connection with the acquisition, the management of the Company changed. We also elected to change our fiscal year end from June 30 of each year to December 31 of each year.

Prior to the acquisition, under the name Paxton Mining Corporation, we were a very early stage development company originally organized to acquire, explore and develop mining properties. Due to disappointing results, we decided to pursue another line of business. We subsequently acquired Universe2U Inc., an Ontario, Canada corporation. Following the acquisition, we ceased our mining-related activities.

Our company provides telecommunications access solutions to communities, communications carriers, building owners and corporate and government customers in North America. We are a facilities-based provider of advanced fiber optic solutions and high-bandwidth Internet connectivity that enables high-speed "managed broadband" access to the Internet, telecommunications, and other data networks to provide an overall improvement in the quality of life. We provide open access networks that are available to all service providers, however, we are not a carrier, nor do we provide regulated telecommunications services. We currently have seven operating subsidiaries.

Our telecommunications operations focus on the following areas:

   .  engineering and design;
   .  infrastructure installation and maintenance;
   .  network servicing; and
   .  marketing services.

We are currently pursuing a two-prong business strategy:

   . to design and build, fiber optic networks and market telecommunication services for major telephone and cable television companies; and
   . to be a pioneer in developing "Smart Community" networks in partnership with local governments; "Smart Building" networks in partnership with institutions, businesses; and "Smart Network Links" in partnership with right-of-way owners, where we may take an equity position in the network.

We believe that our two-prong business strategy exploits growth opportunity in Tier 2 and Tier 3 communities, where roughly two-thirds of the North American population is located, as well as in the high population density urban areas where most investment in high-speed network infrastructure has been focused to date. In addition, our strategy enables us to pursue the growth areas of in-building networks and linking networks to connect communities together.

Our business strategy focuses on the concept that each of our subsidiaries is responsible for establishing and growing its own unique organizations. This is primarily achieved through the development of relationships in its core strength area and the provision of contractual services. The individual companies may act as service providers to other telecommunications companies.

In addition, our subsidiaries act as integrated business units to provide turnkey service offerings. In this case, instead of contractual project clients, we expect to target strategic alliances, partnerships and joint ventures where equity ownership is an integral component of the deal structure. Our Smart Community networks, Smart Building networks and Smart Network Link models are all expected to be designed on this basis. Where initially the primary revenue stream is expected to be from the individual companies, the long term revenue stream and expected profitability are expected to be driven by our equity/partnership model in all three network applications.

We believe that we are well positioned for growth as demand for greater bandwidth continues to escalate throughout North America. Just as the expectation for universal service drove the rapid expansion of telephone and electrical networks during the last century, we believe that businesses, communities, institutions and individuals will demand universal high-speed broadband telecom access to gain overall improvement in the quality of life. We believe that there is growing demand for fiber optic capacity and related network elements to transmit and service high-bandwidth data, voice and video. This growing demand is being accelerated by new applications and services and by improvements in "last mile" technology such as digital subscriber line and cable modems. In this changing market environment, we believe that we are in a favorable competitive position to satisfy this demand relative to other service providers due to our, seamless technologies and consistent network architecture.

Our operations are conducted through our seven wholly-owned subsidiaries:

    . F.O.C.C., Fiber Optics Corporation of Canada Inc.(fiber optic construction and maintenance);
    . Canadian Cable Consultants Inc. (sales and marketing);
    . Photonics Engineering and Design Inc. (network and system design);
    . Coastal Network Services Inc. (fiber optic network installation);
    . Multilink Network Services Inc. (network sales);
    . CableTec Communications Inc. (underground construction); and
    . Universe2U Rights-of-Ways Agency Inc. (right-of-way broker).

In addition, we intend to make acquisitions to increase our geographic reach.

Some of our contracts are expected to be operating leases under which we recognize recurring monthly revenues. Under other contracts we recognize revenue from the sale of fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 "Real Estate Sales" ("FIN 43") which requires that sales of integral equipment be accounted for in accordance with real estate accounting rules. We believe that the SEC may classify dark fiber cables in the ground as integral equipment as defined in FIN 43. This change in the accounting for dark fiber sales would not change any of the economics of the contracts. It would require us, however, to recognize the revenue from some sales contracts as operating leases over the term of the contract as opposed to the current method of recognizing revenue during the period over which we deliver the fiber. As a result, this change in accounting treatment would reduce the revenue and income that we would recognize in the earlier years of the contract and spread it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

RESULTS OF OPERATIONS

REVENUES
Total sales for the three months ended June 30, 2000 were $1,090,840, an increase of $1,055,217 over sales of $35,623 for the comparable quarter ended June 30, 1999. On year-to-date basis sales of $2,601,359 represent an increase of $2,371,924, or 1,034%, over the previous year's sales of $229,435. For the quarter, and on a year-to-date basis, all operations reported sales increases above 1999 levels. The increases were primarily fueled by the change in business strategy to build turnkey fiber optic solutions for customers; this includes the start of two community projects in Windsor and Grimsby, Ontario, which began in the third quarter of 1999. The acquisition of CableTec Communications Inc., effective May 31, 2000, increased sales for the second quarter ended June 30, 2000 by $45,048.

During the six month period ended June 30, 2000, the Company installed approximately 524,000 feet of aerial cable, approximately 14,000 feet of underground cable, and engineered approximately 836,500 feet of fiber networks.

COST OF SALES
Direct expenses include direct costs of providing services through the different subsidiaries and are as follows:

     . Fiber Construction and Maintenance: these costs are comprised of labor, equipment rentals, materials and sub-contracting expenses;
     . Fiber Network System Design and Engineering: these costs consist primarily of wages and, to a minor degree, materials;
     . Sales and Marketing: these costs are made up of wages for tele-marketers and sales representatives as well as sub-contracting expenses for tele-marketing services and field sales representatives; and
     . Network services: these costs are made up of the wages for technical and construction workers, as well as sub-contracting expenses for related services supporting the building of our networks.

Consolidated cost of sales for the second quarter was $626,600, an increase of $553,441 over the $73,159 incurred in the comparable quarter of 1999. The increase is primarily due to increased sales volumes. Increased labor, subcontractor and direct material costs account for $495,285 of the $553,441 increase. On a year-to-date basis, cost of sales rose $1,289,092, to $1,509,927 from $220,835 incurred in the period ended June 30, 1999. Sales volumes were primarily the reason for the rise in these costs. The acquisition of CableTec Communications Inc, effective May 31, 2000, increased cost of sales expense for the second quarter ended June 30, 2000 by $42,261.

GROSS PROFIT
For the second quarter ended June 30, 2000, gross profit was $464,240 bringing June 30, 2000 year-to-date gross profit to $1,091,432. This compares to a loss at the gross profit level for the second quarter ended June 30, 1999 of $37,536, and a gross profit for the June 30, 1999 year to-date period of $8,600.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses"), general and administrative expenses, installation and provisioning expenses, interest, depreciation and amortization, and other corporate overhead expenses (subsequently, all these expenses shall be referred to as "General and Administrative Overhead expenses").

For the quarter ended June 30, 2000 these costs were $913,250, representing an increase of $769,646 over the $143,604 reported for the three months ended June 30, 1999. Included in the second quarter costs are expenditures of approximating $110,000 related to the company's acquisition of Paxton Mining Corporation and the associated corporate reorganization. During this period the company expensed approximately $72,000 of financing charges related to the debentures issued in the later part of 1999 and the early part of calendar 2000. These debentures were subsequently converted to equity in May 2000.

On a year-to-date basis the corporation reported General and Administrative Overhead expenses of $1,522,529 an increase of $1,261,520 over the $261,009 incurred for the comparable period ended June 30, 1999. For the first six months of the current year the company has expensed approximating $130,000 related to the company's acquisition of Paxton Mining Corporation and the associated corporate reorganization and expensed approximately $143,000 of financing charges related to the debentures issued in the later part of 1999 and the early part of calendar 2000.

NET LOSS
The company reported a net loss after taxes for the six months ended June
30, 2000 of $280,859, compared to a net loss of $194,502 for the comparable period in 1999. The loss for the three months ended June 30, 2000 was $281,212, as compared to a loss for the three months ended June 30, 1999 of $140,814.

ADDITIONAL INFORMATION
The following information reflects expenses that have been included in the general and administrative expense balances above and is provided as additional information.

Depreciation and Amortization: Depreciation and amortization costs totaled $77,033 for the six months ended June 30 2000 and $50,891 for the six months ended June 30 1999. The increase of $26,142, or 51.3% was primarily the result of a substantial addition in fixed assets, principally in the Fiber Construction and Maintenance services. The acquisition of CableTec Communications Inc. increased amortization expense by $14,243 in the second quarter of the current fiscal period.

Interest and other charges: Costs for the six month period ended June 30, 2000 total $57,666, an increase of $40,604, over the $17,062 reported for the six months ended June 30, 1999. During the first six months of the current year the company experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. Three of the operating subsidiaries failed to consistently remit payroll withholding and sales taxes to the tax authorities. Included in the June 30, 2000 year-to-date costs are approximately $37,128 of late payment penalties and interest charges. Subsequent to June 30, 2000 the corporation completed another portion of its private share subscription for net proceeds of $450,000 and used these funds to satisfy the company's outstanding tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

Our current growth plan is twofold:

     1.  To design, build, and market for telecommunication companies.
     2. To design, build, and market: (1) Smart Buildings; (2) Smart Communities; and (3) Smart Network Links (e.g. long-haul fiber networks). All three market segments provide high-growth potential.

Based on our current growth plan, we expect to require a substantial amount of capital to expand the development of operations and networks into new geographic areas of target markets in North America. We need capital to fund the construction of advanced fiber optic networks, upgrade our underground construction equipment, repay our debts and acquire strategic companies.

Not including cash flow requirements for strategic acquisitions and major projects where we are taking an equity position, we currently estimate that our capital requirements for the period from July 1, 2000 to December 31, 2000 are approximately $4,500,000. This amount includes approximately $275,000 for the repayment of equipment loans (government assisted Small Business Loans) that became payable once the respective companies became publicly owned. Capital requirements for the 2001 fiscal year are expected to be $5,000,000 exclusive of cash flow requirements to fund acquisitions and major projects where we are taking an equity position. These estimates are forward-looking statements that may change if circumstances related to third party materials and labor costs, revenue growth expectations, construction, change of regulatory regime requirements and opportunities to deploy the Company's smart building, community and links networks do not occur as expected.

Sources of funding for our current and future financing requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial credit facilities and bank loans. There can be no assurance that sufficient additional financing will continue to be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain financing could result in the delay or curtailment of our development and expansion plans and expenditures. Any of these events could have a material adverse effect on our business.

For the six month period ended June 30, 2000 the Company's net cash from operating activities was $2,981. This amount includes adjustments for: non-cash items comprised of an add-back for amortization of $77,033 and a deduction for future income taxes totaling $220,972, and a net positive working capital change of $427,779. For the comparable six month period ended June 30, 1999, net cash used in operating activities was $94,022.

For the six month period ended June 30, 2000, net cash used in investing activities of $1,030,702 consisted of additions to property, plant and equipment principally attributable to the acquisition of CableTec Communications Inc, on May 31, 2000. For the comparable six month period ended June 30, 1999, net cash used in investing activities was $197,437 and consisted principally of additions to property, plant and equipment.

For the six month period ended June 30, 2000 net cash provided by financing activities of $1,164,366 included the following: net proceeds from share issuances of $1,281,758, less bank indebtedness repayments of $57,092, and less $58,058 of net advances to related parties. For the six month period ended June 30, 1999 net cash provided by financing activities was $305,909 and included net advance of long-term debt of $166,712 and net advances from related parties of $149,241.

Effective as of May 31, 2000, the Company, through a wholly-owned subsidiary incorporated pursuant to the laws of the Province of Ontario ("Subco"), completed the acquisition of CableTec Communications Inc. (formerly Bernie Tan Investments Inc.) ("CableTec"). Subco had entered into a definitive share purchase agreement to acquire CableTec on January 25, 2000 (the "Agreement"). Pursuant to the terms of the Agreement, Subco agreed to acquire all of the outstanding shares of CableTec in consideration for the payment of Cdn$1.5 million. The transaction was originally intended to close in February, 2000. The terms of the Agreement were amended in March and in May, 2000 to, amongst other things, extend the closing date to May 31, 2000. In addition, the Agreement was amended to grant Bernard Tanunagara, currently President of the Company's CableTec Communications subsidiary, an option to acquire up to 200,000 common shares of the Company at an exercise price of Cdn$7.50 per share (the "Option"). Effective as of May 31, 2000, the transaction was completed and the cash consideration of Cdn$1.5 million was paid, and the Option was granted, to Bernard Tanunagara.

Goepel McDermid Inc. "Goepel McDermid" and the Company signed an Engagement Agreement, with a term of ninety (90) days, on July 24, 2000 for the purpose of assisting the Company in raising approximately $50 million (US$) by means of a private placement financing (the "Financing") or any other method available should the terms of such financing be acceptable to the Company. The financing may be arranged in several tranches to be determined. In the event that the Financing is achieved, the Company agreed to pay to the Goepel McDermid on the date upon which the Financing is completed a commission of 5% of all funds raised pursuant to the Financing, regardless of the precise form of the Financing whether debt or equity. The Company agreed to grant to the Goepel McDermid upon the completion of the Financing a right to purchase up to 10% of the securities issued by the Company pursuant to the Financing and on the same terms as the Financing. This option shall be exercisable at any time within two years of the completion of the Financing. As part of this agreement, the Goepel McDermid agreed to act as sponsor for the Company for listing on the Toronto Stock Exchange at any time until July 24, 2001. There can be no assurance that Goepel McDermid will succeed with the Financing on behalf of the Company.


QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently has no items that relate to "trading portfolios". The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value. We may from time to time enter into interest rate protection agreements.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business. We may from time to time become involved in legal proceedings in the ordinary course of our business.

Item 2. Changes in Securities and Use of Proceeds

On May 11, 2000, a change in control of the Company occurred, a new Board of Directors was elected and new management was appointed, all as described in greater detail under Item 5 below. Prior to such change in control, the Company issued in a registered public offering 510,000 shares of its common stock bringing the total issued and outstanding shares of common stock to 5,510,210, from which it derived proceeds of $51,000. To the knowledge of current management of the Company, substantially all of such proceeds were expended on preliminary studies to explore and develop mineral properties. The Company has discontinued all mining operations. On May 11, 2000, the Company filed a Certificate of Amendment of its Articles of Incorporation providing for the change of the corporation's name from Paxton Mining Corporation to Universe2U Inc. On May 11, 2000, the Company also amended its By-Laws with respect to certain ministerial issues, including provisions related to provision of the date, time and place of the annual meeting of shareholders of the Company to be designated by the Board of Directors and for the directors to be elected by a plurality, in lieu of a plurality of 60% of the votes as previously specified.

On May 15, 2000, the Board of Directors of the Company authorized a dividend in the form of shares of its Common Stock, to be distributed to its stockholders of record as of the close of business on May 25, 2000. After giving effect to the share dividend, such stockholders of record received 19 additional shares for each one share held at the record date (equivalent to a ratio of 20 shares of Common Stock for each one share of Common Stock held at the close of business on the record date). Giving effect to the distribution of the share dividend and subsequent share issuances, the Company had 36,357,000 shares of Common Stock issued and outstanding at June 30, 2000. The Company did not receive any proceeds in connection with the share dividend. See also, Item 5 with regard to information regarding the Company's securities.

On May 17, 2000, the Company issued 250,000 shares in a special purpose wholly owned Ontario subsidiary, exchangeable for an aggregate of 5,000,000 shares of Company common stock, to Angelo Boujos, Josie Boujos, Andrew Eyres and William McGill in connection with the acquisition of Universe2U Inc. (Ontario) (such amount to be issued upon exchange giving effect to adjustment to reflect the Company's 19-for-1 stock dividend).

In connection with the Company's acquisition of CableTec Communications Inc. on May 31, 2000, the Company granted Mr. Bernard Tanunagara, President of the Company's CableTec Communications subsidiary, an option to acquire up to 200,000 common shares of the Company at an exercise price of Cdn$7.50 per share (the "Option"). As of the date of this filing, Mr. Tanunagara has not exercised the Option.

On May 26 and May 27, the Company issued shares in a special purpose wholly owned Ontario subsidiary, exchangeable for an aggregate of 833,000 shares of common stock in connection with the conversion of debentures held by thirteen Non-U.S. investors. Such debentures had been issued by Universe2U Inc. (Ontario) prior to its acquisition by the Company. The Company relied upon Regulation S under the Securities Act of 1933, as amended (the "Securities Act") with respect to the exemption from registration for issuance of the foregoing securities.

In June 2000, the Company issued an aggregate of 200,000 shares of common stock at a purchase price of $5.00 per share to three non-U.S. institutional investors as part of a private placement offering under Regulation S of the Securities Act. Such issuance was made by the Company pursuant to a Financial Consulting Agreement dated as of May 17, 2000 and amended as of July 25, 2000 between the Company and First Union Asset Management Ltd., a Bahamian corporation ("First Union") that provides for First Union to assist the Company to privately place with non-U.S. Persons up to one million shares of restricted common stock at $5.00 per share and warrants exercisable for one million shares of restricted common stock $5.00 per share (as amended, the "First Union Agreement"), under the exemptions from registration provided by Regulation S of the Securities Act. In consideration for rendering such services, First Union shall be entitled to receive 10% of the funds raised by the Company in such private placement. The First Union Agreement shall terminate upon the earlier of the completion of the private placement on or before September 9, 2000. The Company has accrued, but not yet paid, commissions of 10% of such funds raised by First Union. Mr. Barry Herman, a director of the Company, is President of First Union.

In June 2000, the Company issued 20,000 shares of common stock at a purchase price of $5.00 per share to one accredited investor. The Company relied upon
Section 4(2) of the Securities Act for purposes of exemption of such securities from the registration requirements of the Securities Act.

Mr. Angelo Boujos, Chairman of the Company converted indebtedness of the Company to him to Common Stock of the Company. Prior to the acquisition of Universe2U Inc., an Ontario corporation (the "Ontario Company"), Mr. Boujos had advanced approximately $429,000 to the Ontario Company. Mr. Boujos entered into an agreement dated as of June 9, 2000 to convert all of such amount to 100,000 shares of Common Stock at a purchase price of $4.29 per share. The Company relied upon Section 4(2) of the Securities Act for purposes of exemption of such securities from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2000, pursuant to action by written consent, a majority of the shareholders of the Company approved amendment of the Company's Articles of Incorporation providing for the change of the corporation's name from Paxton Mining Corporation to Universe2U Inc. The number of shares of the Corporation outstanding and entitled to vote on such amendment to the Articles of Incorporation were 5,510,400. Such amendment was consented to and approved by the affirmative vote of 5,000,000 shares, 510,400 outstanding shares did not vote and no shares voted against the amendment.

Item 5. Other Information.

On May 11, 2000, a change of control occurred with respect to the stock ownership of Paxton Mining Corporation, a Nevada corporation (the "Company"). The change of control was effected in a third party purchase of stock involving the transfer of an aggregate of 5,000,000 shares of the Company's outstanding Common Stock, par value $.00001 per share (the "Common Stock") to investors led by First Union Asset Management Ltd. ("First Union"). The controlling interest acquired by First Union was purchased for aggregate consideration of $500,000 that was paid in cash to two of the former stockholders of the Company, Messrs. Hugh Grenfal and Robert Jarva (the "Selling Stockholders") in exchange for all of their respective shares of Company Common Stock. The change of control was made in connection with the Company's acquisition of Universe2U Inc., an Ontario corporation (the "Ontario Company") which is discussed in greater detail under
Item 2 below (the "Acquisition"). Following the foregoing third party purchase of Company Common Stock and as a condition of the Company's acquisition of the Ontario Company, an aggregate of 4,000,000 shares of Common Stock was tendered to the Company by First Union and cancelled by the Company without payment and 250,000 shares of exchangeable securities of a wholly owned special purpose acquisition subsidiary of the Company were issued to the stockholders of the Ontario Company in exchange for all of the outstanding stock of the Ontario Company. After giving effect to the foregoing transactions, the following persons as a group hold control of an aggregate of 695,622 shares of Company Common Stock constituting approximately 41% of all outstanding shares of Company Common Stock: Angelo Boujos, Josie Boujos, Andrew Eyres and William McGill (the "Principals"). To the knowledge of Company management such amount of stock held by the Principals constitutes a controlling interest in the Company. In connection with the change of control, the Selling Stockholders appointed new directors and thereafter resigned as directors and officers of the corporation. The change of the Company's Board of Directors is discussed in greater detail under Item 6 below. After giving effect to all of the foregoing transactions, and to the knowledge of Company management as of May 24, 2000, neither First Union nor any other investors, either individually or together with any of their respective affiliates, hold more than 5% of the Company's outstanding securities except with respect to the Principals as noted above. To the knowledge of the Company there are no arrangements the operation of which may at a subsequent date result in another change in control of the Company, including any pledge by any person of securities of the Company.

On May 17, 2000, the Company consummated the acquisition of Universe2U Inc., an Ontario Company (the "Ontario Company"). The Ontario Company is a provider of advanced fiber optic solutions that enable corporations, government organizations, and entire communities to gain high-speed access to the Internet, telecommunications, and other data networks. The Company believes that the Ontario Company has a strong reputation in the marketplace with respect to its top experts in the design, engineering, construction, and maintenance of long-haul, regional, and last-mile fiber optic networks. The Company believes that the Ontario Company is well positioned for growth as demand for greater bandwidth continues to escalate throughout North America. The Ontario Company is comprised of four operating units and is pursuing business on two levels:


     (1) Through ongoing contracts to design, build, and market fiber optic networks for major telephone and cable television companies; and,

     (2) As a pioneer in developing "Smart Community" networks in partnership with local governments, institutions, businesses, and utilities, which the Company believes constitute a high-growth opportunity to service roughly two-thirds of the North American population that live outside of major urban centers where most investment in high-speed network infrastructure has been focused to date.

In connection with the Acquisition, the Company announced that it would discontinue its mining operations and focus on the business of the Ontario Company. In connection with the Acquisition, the Company changed its name from

Paxton Mining Corporation to Universe2U Inc. and also changed its trading symbol on the OTC Bulletin Board from PXTN to UTOU.

In connection with the change of control, the former directors of the Company, Hugh Grenfal and Robert Jarva, resigned their positions as members of the Company's Board of Directors. To the knowledge of the Company's management, Messrs. Grenfal and Jarva did not have any disagreements with the Company on any matter relating to the Company's operations, policies or practices. In conjunction with the foregoing resignations and the Acquisition, Barry Herman, Michael I. Serotte, Anthony Palumbo, Kim Allen, Paul Pathak and Connie Colangelo were elected directors of the Company and Mr. Angelo Boujos was elected chairman of the Board.

On June 9, 2000 the Board of Directors of the Company adopted the Universe2U Inc. 2000 Equity Incentive Plan (the "Plan"), providing for reservation of 1,500,000 shares of Company common stock. Under the terms and conditions of the Plan, employees, non-employee directors and consultants providing services to the Company may be offered options exercisable for the purchase of common stock and other equity interests in the Company. The securities to be issued under the plan are intended to be treated as qualified incentive stock options for purposes of Section 422 of the U.S. Internal Revenue Code. As of June 30, 2000, no options or other securities had been issued under the Plan.

During the quarterly period ended June 30, 2000, the Company granted nonqualified stock options to certain consultants to the Company and to certain personnel serving as officers and directors of the Company at exercise prices below fair market value. Among such persons are the following, whose options vest and become exercisable as indicated below, except in the event of a change of control of the Company in which case all of such options shall vest and become immediately exercisable:

 .    Kim Allen, the Company's CEO and a director of the Company, was granted options on May 5, 2000, exercisable for 500,000 shares of Common Stock, at a purchase price of $.01 per share, that vest and become exercisable on June 9, 2001.

 .    Jeffrey Rosenthal, President of the Company's subsidiary, Fiber Optics
     Corporation of Canada, was granted options on April 19, 2000, which options are exercisable at a purchase price of $.01 per share for an aggregate of 5,000 shares of Common Stock, and which options vest and become exercisable on April 19, 2002.

 .    Paul Pathak, a director of the Company, was granted options on May __,
     2000, which options are exercisable at a purchase price of $.01 per share for an aggregate of 50,000 shares of Common Stock, and which options vest and become exercisable on June 9, 2001.

 .    The law firm of Wuersch & Gering LLP, counsel to the Company, was granted options on May 5, 2000, which options are exercisable at a purchase price of $.01 per share for an aggregate of 50,000 shares of Common Stock, and which options vest and become exercisable on June 9, 2001.

Effective June 15, 2000, the Company appointed the accounting firm of Moore Stephens Cooper Molyneux LLP, Toronto, Ontario Canada, as new accountants of the Company, to replace the former accounting firm of Williams & Webster, P.S., Spokane, Washington.

ITEM 6. EXHIBITS AND REPORTS


FORM 8-K FILINGS:
-----------------

Form 8-K, filed May 25, 2000, reporting the following: changes in control of the Company, acquisition of significant assets, a 19-for-1 stock dividend, change of the Company name from Paxton Mining Corporation to Universe2U Inc., change of the Company's trading symbol on the OTC Bulletin Board from PXTN to UTOU, change of the Company's directors, an undertaking to file an amendment containing financial statements regarding the significant acquisition within 60 days, and a change of the Company's fiscal year.

Form 8-K, filed June 16, 2000, reporting change of the Company's certifying accountant.


EXHIBITS.

Exhibit No.    Description of document
-----------    -----------------------

3.1(a)         Certificate of Incorporation as filed with the Commission as
               Exhibit 3.1 to Paxton Mining Corporation's Form SB-2 filed on September 1, 1999, is incorporated by reference.

3.1(b)         Certificate of Amendment of Articles of Incorporation

3.2            By-laws

4.1            Specimen Stock Certificate

10.1 Share Purchase Agreement dated January 25, 2000, between 1348485 Ontario Inc. and Bernie Tan Investments Inc. o/a Cable Tec Communications and Bernard Tanunagara and Barbara Tanunagara and Edward Tanunagara.

10.2           Amending Agreement dated March 1, 2000, between Universe2U Inc.
               (formerly 1348485 Ontario Inc.), Bernie Tan Investments Inc. o/a Cable Tec Communications, Bernard Kris Tanunagara, Barbara J. Tanunagara and Edward Tanunagara.

10.3 Second Amending Agreement dated May 31, 2000, between Universe2U Inc. (formerly 1348485 Ontario Inc.), Bernie Tan Investments Inc. o/a Cable Tec Communications, Bernard Kris Tanunagara, Barbara J. Tanunagara and Edward Tanunagara.

10.4 Share Option Agreement dated May 31, 2000 between Universe2U Inc., and Bernard Kris Tanunagara.

10.5           Escrow Agreement dated May 31, 2000, between Universe2U Inc.
               (formerly 1348485 Ontario Inc.), Bernard Tanunagara, Barbara Tanunagara, Edward Tanunagara and Rigobon, Carli, Barristers & Solicitors.

10.6           Indemnification Agreement between Universe2U Inc. and Indemnitee.

10.7 Executive Employment Agreement dated November 24, 1999 between 1348485 Ontario Inc. and Kim Allen.

10.8 Executive Employment Agreement dated December 22, 1999 between Universe2U Inc. and Angelo Boujos.

10.9 Executive Employment Agreement dated December 21, 1999 between Canadian Cable Consultants Inc. and William McGill.

10.10 Executive Employment Agreement dated June 1, 2000 between Universe2U Inc. and Andrew Eyres.

10.11 Executive Employment Agreement dated April 19, 2000, between Fiber Optic Corporation of Canada and Jeff Rosenthal.

10.12 Employment Agreement dated May 31, 2000 between CableTec and Bernard Tanunagara.

10.13 Share Purchase Agreement dated May 16, 2000, between Universe2U, 1418276 Ontario Inc., Universe2U Inc., Angelo Boujos, Josie Boujos, Josie Boujos, in trust, Bill McGill and Andrew Eyres.

10.14 Share Exchange Agreement dated May 16, 2000, between Universe2U Inc., 1418276 Ontario Inc., Angelo Boujos, Josie Boujos, Josie Boujos, in trust, Bill McGill and Andrew Eyres.

10.15 Support Agreement dated May 16, 2000, between Universe2U Inc., 1418276 Ontario Inc., Angelo Boujos, Josie Boujos, Josie Boujos in trust, Bill McGill and Andrew Eyers.

10.16 Engagement Letter Agreement dated July 17, 2000 between Universe2U Inc., and First Union Asset Management.

10.17 Waiver and Release dated May 17, 2000 between Universe2U Inc., and First Union Asset Management.

27             Financial Data Schedule

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



UNIVERSE2U INC.

By: /s/ Kim Allen                              Date: August 21, 2000
Kim Allen, CEO

By: /s/ R. John Slattery                       Date: August 21, 2000
R. John Slattery
Executive Vice President, Finance and
Chief Financial Officer