Form 10QSB
period 2000-09-30
UNIVERSE2U INC
filed 2000-11-14
CIK 1094089

                                  -------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                  -------------

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2000

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                        Commission file number 333-86331

                                 UNIVERSE2U INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEVADA                                          88-0433489
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


      30 West Beaver Creek Road,
Suite 109, Richmond Hill, ON, Canada                            L4B 3K1
------------------------------------                            -------
       (Address of Principal                                  (Zip Code)
         Executive Offices)


                                 (905) 881-3284
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X      NO
                                                              ---

State the number of shares outstanding of each of the issuer's common equity as of November 7, 2000: 36,758,500 shares of Common Stock, $.00001 par value.

================================================================================

                                      INDEX


Part   I. UNIVERSE2U INC. FINANCIAL INFORMATION                          Page
                                                                         ----

Item 1. Unaudited Interim Combined Financial Statements for the nine month period ended September 30, 2000

          Review Engagement Report                                         1

          Unaudited Combined Balance Sheet - September 30, 2000            2

          Unaudited Interim Combined Statement of Deficit for
          the nine month period ended September 30, 2000
          and September 30, 1999                                           3

          Unaudited Interim Combined Statement of Operations for
          the nine month period ended September 30, 2000 and
          September 30, 1999                                               4

          Unaudited Interim Combined Statement of Operations for
          the three month period ended September 30, 2000 and
          September 30, 1999                                               5

          Unaudited Interim Combined Statement of Cash Flows for
          the nine month period ended September 30, 2000 and
          September 30, 1999                                               6

          Notes to Unaudited Interim Combined Financial Statements
          September 30, 2000                                               7

Item 2.   Management's Discussion and Analysis Of Financial
          Condition and Results of Operations                             17

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                               24

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               24
Item 2.   Changes in Securities and Use of Proceeds                       26
Item 3.   Defaults upon Senior Securities                                 26
Item 4.   Submission of Matters to a Vote of Security Holders             24
Item 5.   Other Information                                               26
Item 6.   Exhibits and Reports on Form 8-K                                27

SIGNATURES

PART I.  FINANCIAL INFORMATION.


                                Universe2U Inc.

                Unaudited Interim Combined Financial Statements

                               September 30, 2000

                          (expressed in U.S. dollars)

               [LETTERHEAD OF MOORE STEPHENS COOPER MOLYNEUX LLP]

                            Review Engagement Report

To the Shareholders of
Universe2U Inc.

We have reviewed the interim balance sheet and statement of deficit of Universe2U Inc. as at September 30, 2000, the interim statement of operations for the three month and nine month periods then ended and the statement of cash flows for the nine month period then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States.

                              Signed:  "Moore Stephens Cooper Molyneux LLP"

                                            Chartered Accountants

Toronto, Ontario
November 8, 2000

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Combined Balance Sheet
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


Assets
  Current assets
  Cash and cash equivalents                                                                          $    16,852
  Accounts receivable (net of allowance for doubtful accounts of $112,093)                             1,511,536
  Share subscriptions receivable (note 6)                                                                905,000
  Due from officers and directors (note 4)                                                               159,158
  Due from related parties (note 4)                                                                       25,923
  Inventory                                                                                               28,267
  Prepaid expenses and deposits                                                                           91,883

--------------------------------------------------------------------------------                     -----------
                                                                                                       2,738,619
  Future income taxes                                                                                    243,517
  Capital assets (at cost less accumulated amortization of $469,140)                                   1,390,920
--------------------------------------------------------------------------------                     -----------
                                                                                                     $ 4,373,056
================================================================================                     ===========
Liabilities
  Current liabilities
  Bank indebtedness                                                                                  $    29,057
  Accounts payable and accrued liabilities                                                             1,310,253
  Income taxes payable                                                                                   146,404
  Current portion of capital lease obligations                                                            19,497
  Current portion of long-term debt (note 5)                                                               8,136
--------------------------------------------------------------------------------                     -----------
                                                                                                       1,513,347
  Obligations under capital lease                                                                         17,077
  Long-term debt (note 5)                                                                                 17,777
--------------------------------------------------------------------------------                     -----------
                                                                                                       1,548,201
--------------------------------------------------------------------------------                     -----------
Commitments and contingencies (note 10)                                                                        -
--------------------------------------------------------------------------------                     -----------
Shareholders' equity
  Share capital (note 6)
  Authorized:  100,000,000 Common shares, $0.00001 par value
  Issued and outstanding:  36,577,500 Common shares                                                          365
  Additional paid in capital (net of share issuance costs of $341,237)                                 5,451,966
  Accumulated other comprehensive (loss)                                                                 (41,249)
  Deficit                                                                                             (2,586,227)
--------------------------------------------------------------------------------                     -----------
                                                                                                       2,824,855
--------------------------------------------------------------------------------                     -----------
                                                                                                     $ 4,373,056
================================================================================                     ===========

The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Combined Statement of Deficit
for the nine month period ended September 30, 2000 and September 30, 1999 (expressed in U.S. dollars)
--------------------------------------------------------------------------------


                                                                                              2000          1999
--------------------------------------------------------------------------------       -----------   -----------
Deficit, beginning of period                                                           $  (466,263)  $   (39,540)
  Net loss for the period                                                               (2,119,964)     (327,928)
--------------------------------------------------------------------------------       -----------   -----------
Deficit, end of period                                                                 $(2,586,227)  $  (367,468)
================================================================================       ===========   ===========
The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Combined Statement of Operations
for the nine month period ended September 30, 2000 and September 30, 1999 (expressed in U.S. dollars)
--------------------------------------------------------------------------------


                                                                                              2000          1999
--------------------------------------------------------------------------------       -----------   -----------
Revenue                                                                                $ 4,207,056   $   404,436
Cost of sales                                                                            2,493,605       391,649
--------------------------------------------------------------------------------       -----------   -----------
Gross profit                                                                             1,713,451        12,787
--------------------------------------------------------------------------------       -----------   -----------
Expenses
  Selling, general and administration                                                    2,012,806       325,303
  Stock based compensation (note 6)                                                      1,509,880             -
  Interest and financing costs                                                             208,653        36,989
  Interest expense - related parties (note 4)                                               10,679        34,228
  Depreciation and amortization                                                             55,494        33,161
--------------------------------------------------------------------------------       -----------   -----------
                                                                                         3,797,512       429,681
--------------------------------------------------------------------------------       -----------   -----------
Loss from operations                                                                    (2,084,061)     (416,894)
Share of loss of significantly influenced investment                                       (17,561)            -
--------------------------------------------------------------------------------       -----------   -----------
Loss before provision for income taxes                                                  (2,101,622)     (416,894)
  Income tax expense - current                                                             107,346             -
  Income tax (benefit) - future                                                           (125,688)      (88,966)
--------------------------------------------------------------------------------       -----------   -----------
Net loss for the period                                                                $(2,119,964)  $  (327,928)
================================================================================       ===========   ===========
Net loss per share - basic and fully diluted                                                $(0.06)       $(0.01)
================================================================================       ===========   ===========
Weighted average shares outstanding                                                     35,751,974    35,204,000
================================================================================       ===========   ===========
The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Combined Statement of Operations
for the three month period ended September 30, 2000 and September 30, 1999 (expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                                              2000          1999
--------------------------------------------------------------------------------       -----------   -----------
Revenue                                                                                $ 1,605,697   $   175,001
Cost of sales                                                                              983,678       170,814
--------------------------------------------------------------------------------       -----------   -----------
Gross profit                                                                               622,019         4,187
--------------------------------------------------------------------------------       -----------   -----------
Expenses
  Selling, general and administration                                                      725,771       122,453
  Stock based compensation (note 6)                                                      1,047,119             -
  Interest and financing costs                                                               8,235        19,927
  Interest expense - related parties (note 4)                                                    -        14,378
  Depreciation and amortization                                                             20,418        11,914
--------------------------------------------------------------------------------       -----------   -----------
                                                                                         1,801,543       168,672
--------------------------------------------------------------------------------       -----------   -----------
Loss from operations                                                                    (1,179,524)     (164,485)
Share of loss of significantly influenced investment                                       (17,561)            -
--------------------------------------------------------------------------------       -----------   -----------
Loss before provision for income taxes                                                  (1,197,085)     (164,485)
  Income tax expense - current                                                              21,297             -
  Income tax (benefit) - future                                                            (45,847)      (31,059)
--------------------------------------------------------------------------------       -----------   -----------
Net loss for the period                                                                $(1,172,535)  $  (133,426)
================================================================================       ===========   ===========
Net loss per share - basic and fully diluted                                                $(0.03)       $(0.00)
================================================================================       ===========   ===========
Weighted average shares outstanding                                                     36,440,109    35,204,000
================================================================================       ===========   ===========

The accompanying notes are an integral part of these combined financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Combined Statement of Cash Flows
for the nine month period ended September 30, 2000 and September 30, 1999 (expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                                              2000          1999
--------------------------------------------------------------------------------       -----------   -----------
Cash flow from operating activities
  Net loss for the period                                                              $(2,119,964)  $  (327,928)
  Items not affecting cash
    Depreciation and amortization                                                          156,545        78,104
    Stock option compensation (note 6)                                                   1,509,880             -
    Imputed interest                                                                        10,679             -
    Equity loss of significantly influenced investment                                      17,561             -
    Future income taxes                                                                   (125,688)      (88,966)
--------------------------------------------------------------------------------       -----------   -----------
                                                                                          (550,987)     (338,790)
  Other sources (uses) of cash from operations
    (Increase) decrease in accounts receivable                                            (960,677)      130,568
    (Increase) in subscriptions receivable                                                (905,000)            -
    Decrease (increase) in inventory                                                        11,226       (38,844)
    Decrease (increase) in prepaid expenses and deposits                                    37,294        (2,402)
    Increase in accounts payable and accrued liabilities                                   847,432        74,985
    Increase in income taxes payable                                                       118,087        (1,374)
--------------------------------------------------------------------------------       -----------   -----------
                                                                                        (1,402,625)     (175,857)
--------------------------------------------------------------------------------       -----------   -----------
Cash flow from investing activities
  Purchase of capital assets                                                            (1,102,171)     (211,779)
--------------------------------------------------------------------------------       -----------   -----------
Cash flow from financing activities
  Net (repayments) advances on long-term debt and capital leases                          (289,184)      164,737
  Net proceeds from issue of share capital                                               3,434,935             -
  (Decrease) increase in bank indebtedness                                                 (28,035)       45,456
  (Decrease) increase in due to related parties                                           (646,099)      175,231
--------------------------------------------------------------------------------       -----------   -----------
                                                                                         2,471,617       385,424
--------------------------------------------------------------------------------       -----------   -----------
Effect of exchange rate changes on cash                                                     50,031         2,212
--------------------------------------------------------------------------------       -----------   -----------
Increase in cash                                                                            16,852             -
Cash and cash equivalents, beginning of period                                                   -             -
--------------------------------------------------------------------------------       -----------   -----------
Cash and cash equivalents, end of period                                               $    16,852   $         -
================================================================================       ===========   ===========
Supplemental cash flow information
  Cash paid during the period for:
     Income taxes                                                                      $    26,794   $         -
     Interest                                                                          $    77,075   $    71,217
================================================================================       ===========   ===========

The accompanying notes are an integral part of these combined financial statements.


Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

1. Basis of Presentation
--------------------------------------------------------------------------------

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the combined financial statements and footnotes thereto included in Universe2U Inc.'s ("the Company") Form 8-K filed on July 24, 2000 for the year ended December 31, 1999.

   On May 17, 2000, Universe2U Inc. (Nevada) (formerly Paxton Mining Corporation) issued 250,000 shares for 100% of the shares of Universe2U Inc. (Ontario). For accounting purposes, the acquisition is being recorded as a recapitalization of Universe2U Inc. (Ontario), with Universe2U Inc. (Ontario) as the acquiror. The 250,000 shares issued are treated as issued by Universe2U Inc. (Nevada) for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. Prior to the acquisition there were 5,510,200 shares outstanding in Universe2U Inc. (Nevada). In addition, the recapitalization reflects 4,000,000 shares tendered for cancellation and the declaration of a stock dividend on a 19 to 1 basis, representing 33,443,800 shares, which formed part of the acquisition transaction. The combined financial statements of the Company reflect the results of operations of Universe2U Inc. (Nevada) and Universe2U Inc. (Ontario) from May 17, 2000 to September 30, 2000. The combined financial statements prior to May 17, 2000, reflect the results of operations and financial position of Universe2U Inc. (Ontario). Pro forma information on this transaction is not presented as, at the date of this transaction, Universe2U Inc. (Nevada) is considered a public shell and accordingly, the transaction will not be considered a business combination.

   On May 31, 2000, the Company acquired all of the outstanding shares of CableTec Communications Inc. ("CableTec") (formerly Bernie Tan Investments Inc.), a company involved in underground excavation and cable installation activities, for cash consideration of $1,500,000 Canadian and stock options to purchase 200,000 shares at a price of $7.50 Canadian. This transaction was accounted for under the purchase method of accounting. The total cost of the acquired net assets was $1,500,000 Canadian, which was equal to the purchase price of the CableTec stock. The results of operations of the acquired entity are included in the accompanying financial statements since the date of acquisition.

2. Basis of Combination
--------------------------------------------------------------------------------

   These unaudited financial statements have been prepared on a combined basis and not on a consolidated basis due to the reorganization of the corporate structure, which was effective April 1, 1999. Prior to the exchange, the subsidiaries were controlled by a group that subsequently controls the Company. These financial statements have been presented on the basis that the present share structure existed from the date of incorporation of each subsidiary.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

2. Basis of Combination - continued
--------------------------------------------------------------------------------

   These financial statements have been prepared on a combined basis and include 100% owned subsidiaries' assets and liabilities as well as the revenues and expenses arising from their respective incorporation or acquisition dates.

   Investments in entities over which the Company has significant influence but not control are accounted for under the equity method of accounting.

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

4.  Transactions with Related Parties
--------------------------------------------------------------------------------

   During the period, the Company imputed interest of $10,679 (1999 - interest paid of $34,228) to officers and directors on advances made to the Company and management fees of $ nil (1999 - $68,903) to officers and directors for services provided to the Company. Interest was waived by the officers and directors in the current period.

   On June 9, 2000, the Board of Directors adopted a resolution to convert a loan of $428,968 previously made by a shareholder of the Company into 100,000 common shares of the Company.

   As of September 30, 2000, the following balances were due from related parties:

    Directors and officers                       $159,158
    Loans to significantly influenced companies   $25,923

   These balances are non-interest bearing and due on demand. The Company does not intend to demand repayment of these balances during the subsequent quarter.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.   Long-Term Debt
--------------------------------------------------------------------------------

                                                                                                                      2000      1999
-----------------------------------------------------------------------------------------------------------     ---------- ---------
    Promissory note bearing interest at prime plus 3% per annum with monthly principal repayments of
    $1,449 plus interest, repaid during the period, secured by a general security agreement and a limited
    guarantee by an officer and director of the Company;                                                         $       - $158,920

    Promissory note bearing interest at prime plus 2.5% per annum with monthly principal repayments of
    $2,875 plus interest, repaid during the period, secured by a general security agreement and a limited
    guarantee by an officer and director of the Company;                                                                 -  156,172

    Term loan bearing interest at 8.9% per annum, with monthly principal and interest payments of $345,
    maturing in October 2004, secured by the vehicle;                                                               13,873        -

    Term loan bearing interest at 1.9% per annum, with monthly principal and interest payments of $473,
    maturing in November 2002, secured by the vehicle;                                                              12,040        -
-----------------------------------------------------------------------------------------------------------     ---------- --------
                                                                                                                    25,913  315,092
   Less:  Current portion                                                                                            8,136   49,816
-----------------------------------------------------------------------------------------------------------     ---------- --------
                                                                                                                   $17,777 $265,276
===========================================================================================================     ========== =========

   The month end prime rate as at September 30, 2000 was approximately 7.5% (1999 - 6.25%).

   The promissory notes payable represented government assisted Small Business Loans that became payable once the Company became publicly owned. As a result of the reverse acquisition on May 17, 2000, the notes were repaid in full in the current period.

6. Share Capital
--------------------------------------------------------------------------------

   Stock options

   The Company has in effect a Stock Option Plan ("the Plan") that provides for the potential grant of options to directors and employees. The terms of the awards under the Plan are determined by a Board appointed committee. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $1,509,880 for the period (1999 - $ nil). In accordance with FAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, as follows:

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


6. Share Capital - continued

   Stock options - continued
   Option assumptions
                                                                   2000    1999
--------------------------------------------------------          -----   ------
   Dividend yield                                                     -       -
   Expected volatility                                               75%      -
   Risk free interest rate                                          5.2%      -
   Expected option term                                             5.0       -
   Fair value per share of options granted                        $4.99       -
--------------------------------------------------------          -----   ------

   Compensation expense recorded under FAS No. 123 would have been approximately $2,018,137 in 2000 (1999 - $ nil), reducing earnings per share by $0.01 in 2000 (1999 - $ nil).

   As at September 30, 2000, details of options outstanding were as follows:

                                                                               Outstanding                 Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                                                                             weighted average            weighted average
                                                                    number     exercise price    number    exercise price
-----------------------------------------------------------------------------------------------------------------------------
   September 30, 1999                                                    -           $      -         -      $          -
      Granted                                                      700,000           $   0.01         -                 -
-----------------------------------------------------------------------------------------------------------------------------
   December 31, 1999                                               700,000           $   0.01         -      $          -
      Granted - first quarter                                       47,000           $   0.01         -                 -
      Granted - second quarter                                     887,000           $   1.59         -                 -
      Granted - third quarter                                       55,000           $   5.00         -                 -
      Cancelled- third quarter                                      (5,500)          $   0.01         -                 -
-----------------------------------------------------------------------------------------------------------------------------
   September 30, 2000                                            1,683,500           $   1.06         -      $          -
-----------------------------------------------------------------------------------------------------------------------------
   As at September 30, 2000, stock options expire as follows:
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       number  exercise            number
                                                                                  outstanding     price       exercisable
-----------------------------------------------------------------------------------------------------------------------------
   2001                                                                               200,000     $0.01                 -
   2004                                                                               700,000     $0.01                 -
   2005                                                                               135,000     $5.00                 -
   2005                                                                               648,500     $0.01                 -
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    1,683,500
-----------------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

6. Share Capital - continued
--------------------------------------------------------------------------------

   As at September 30, 2000, details of share purchase warrants outstanding were as follows:

                              number   exercise    expiry
                         outstanding     price      date
----------------------------------------------------------
                             440,500   $   5.00      2005
----------------------------------------------------------


Continuity of stockholders' equity
--------------------------------------------------------------------------------

                                                                             accumulated
                                                                             other comp-
                                           common      par       paid in       rehensive
                                           shares    value       capital    income (loss)      deficit         total
---------------------------------------------------------------------------------------------------------------------
 Recapitalization
  as a result of merger
  (see Note 1)                         35,204,000    $ 352       $43,528               -             -      $  43,880
---------------------------------------------------------------------------------------------------------------------
 Net loss for the year                          -        -             -               -       (39,540)       (39,540)
 Exchange differences                           -        -             -          10,228             -         10,228
---------------------------------------------------------------------------------------------------------------------
 Total comprehensive
   (loss)                                       -        -             -          10,228       (39,540)       (29,312)
 Imputed interest                               -        -         3,672               -             -          3,672
---------------------------------------------------------------------------------------------------------------------
 December 31, 1998                     35,204,000    $ 352        47,200          10,228       (39,540)        18,240
---------------------------------------------------------------------------------------------------------------------
 Net loss for the year                          -        -             -               -      (426,723)      (426,723)
 Exchange differences                           -        -             -         (27,319)            -        (27,319)
---------------------------------------------------------------------------------------------------------------------
 Total comprehensive
   (loss)                                       -        -             -         (27,319)     (426,723)      (454,042)
 Stock option
  compensation                                  -        -        20,267               -             -         20,267
---------------------------------------------------------------------------------------------------------------------
 December 31, 1999                     35,204,000      352        67,467         (17,091)     (466,263)      (415,535)
---------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

6. Share Capital - continued
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
   December 31, 1999                            35,204,000   352      67,467   (17,091)     (466,263)     (415,535)
---------------------------------------------------------------------------------------------------------------------
   Net loss for the period                               -     -           -         -    (2,119,964)   (2,119,964)
   Exchange differences                                  -     -           -   (24,158)            -       (24,158)
---------------------------------------------------------------------------------------------------------------------
   Total comprehensive (loss)                            -     -           -   (24,158)   (2,119,964)   (2,144,122)
   Conversion of
      debentures                                   833,000     8     668,665         -             -       668,673
   Conversion of share-
      holder advances                              100,000     1     428,967         -             -       428,968
   Private placements                              440,500     4   1,951,808         -             -     1,951,812
   Subscription receivable                               -     -     814,500         -             -       814,500
   Stock option
      compensation                                       -     -   1,509,880         -             -     1,509,880
   Imputed interest                                      -     -      10,679         -             -        10,679
---------------------------------------------------------------------------------------------------------------------
   September 30, 2000                           36,577,500  $365  $5,451,966  $(41,249)  $(2,586,227)  $ 2,824,855
---------------------------------------------------------------------------------------------------------------------

   During the period, investors subscribed for an additional 181,000 common shares at $5.00 which includes 181,000 share purchase warrants, each exercisable to purchase 1 common share at $5.00 for a period of 5 years. The gross proceeds on the subscription amount to $905,000, net proceeds of $814,500, were received subsequent to the end of the period.

7. Information on Operating Segments
--------------------------------------------------------------------------------

   General description

   The Company's subsidiaries are organized into operating segments based on the nature of products and services provided and into geographical segments based on the location of customers. The Company's operations can be classified into four reportable operating segments; Fiber Construction and Maintenance Services ("FC&MS"), Fiber Network and System Engineering and Design ("FN&SED"), Sales and Marketing ("S&M"), and Network Services ("NS") and also into two reportable geographic regions; Canada and the United States.

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

   The S&M segment is responsible for all direct sales which involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right of way owners. The segment also acts as broker for sales of rights of ways.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

   The NS segment is a support service for the other operating segments.

7. Information on Operating Segments - continued

   The accounting policies of the segments are the same as those described in the Company's historical financial statements. The Company evaluates financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the nine month period ended September 30, 2000 and the nine month period ended September 30, 1999.

   Operating segments

   Information by operating segment as at and for the nine month period ended September 30, 2000:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                         FC&MS        FN&SED       S&M         NS          Total
-----------------------------------------------------------------------------------------------------------------------------------

   Revenue                                                            $2,542,329      485,451    902,661      276,615   $ 4,207,056
   Interest expense                                                   $   30,493       12,943     22,644          343   $    66,423
   Amortization of
      capital assets                                                  $   70,205       21,559      7,615       56,905   $   156,284
   Income (loss) before
      income taxes                                                    $  124,676      197,074     34,287       45,769   $   401,806
   Total assets                                                       $  316,870      199,536     64,601    1,157,644   $ 1,738,651
   Capital assets                                                     $  455,813      117,812     47,044      753,146   $ 1,373,815
-----------------------------------------------------------------------------------------------------------------------------------
   Reconciliations to combined results as at and for the nine month period ended September 30, 2000:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Segmented         Corporate         Total
-----------------------------------------------------------------------------------------------------------------------------------
   Revenue                                                                         $4,207,056          $         -   $ 4,207,056
   Income (loss) before income taxes                                               $  401,806          $(2,503,428)  $(2,101,622)
   Total assets                                                                    $1,738,651          $ 2,634,405   $ 4,373,056
-----------------------------------------------------------------------------------------------------------------------------------
   Information by operating segment as at and for the nine month period ended September 30, 1999:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           FC&MS       FN&SED        S&M           NS         Total
-----------------------------------------------------------------------------------------------------------------------------------
   Revenue                                                            $  175,810        4,748    223,878            -   $   404,436
   Interest expense                                                   $   52,676        9,616      8,925            -   $    71,217
   Amortization of
      capital assets                                                  $   55,427       17,338      5,339            -   $    78,104
   Loss before
      income taxes                                                    $ (326,310)     (87,945)    (2,639)           -   $  (416,894)
   Total assets                                                       $  381,959      216,787     47,869            -   $   646,615
   Capital assets                                                     $  253,581      140,106     33,748            -   $   427,435
-----------------------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

7. Information on Operating Segments - continued

   Reconciliations to combined results as at and for the nine month period ended September 30, 1999:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Segmented     Corporate        Total
-----------------------------------------------------------------------------------------------------------------------------------
   Revenue                                                                                $  404,436               -   $   404,436
   Loss before income taxes                                                               $ (416,894)              -   $  (416,894)
   Total assets                                                                           $  660,803               -   $   660,803
-----------------------------------------------------------------------------------------------------------------------------------
   Geographic information

   Information by geographic region as at and for the nine month period ended September 30, 2000:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Canada   United States         Total
-----------------------------------------------------------------------------------------------------------------------------------
   Revenue                                                                                $4,162,322          44,734   $ 4,207,056
   Interest expense                                                                       $   76,814             261   $    77,075
   Amortization of capital assets                                                         $  154,206           2,339   $   156,545
   Loss before income taxes                                                               $ (148,837)     (1,952,785)  $(2,101,622)
   Total assets                                                                           $  397,385       3,975,671   $ 4,373,056
   Capital assets                                                                         $1,371,995          18,925   $ 1,390,920

   Information by geographic region as at and for the nine month period ended September 30, 1999:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Canada   United States         Total
-----------------------------------------------------------------------------------------------------------------------------------
   Revenue                                                                                $  404,436               -   $   404,436
   Interest expense                                                                       $   71,217               -   $    71,217
   Amortization of capital assets                                                         $   78,104               -   $    78,104
   Loss before income taxes                                                               $ (414,394)         (2,500)  $  (416,894)
   Total assets                                                                           $  646,615               -   $   646,615
   Capital assets                                                                         $  427,435               -   $   427,435
-----------------------------------------------------------------------------------------------------------------------------------

   Revenues are attributed to countries based on location of customers.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.  Earnings per Share

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

                                        Nine Months Ended September 30
                                               2000           1999
-----------------------------------------------------------------------
   Basic EPS Computation:
   Net loss for the period              $(2,119,964)    $ (327,928)
   Weighted average outstanding shares   35,751,974     35,204,000
   Basic EPS                            $     (0.06)    $    (0.01)
-----------------------------------------------------------------------

9. Acquisition
--------------------------------------------------------------------------------

   On May 31, 2000, the Company acquired all of the outstanding shares of CableTec Communications Inc. ("CableTec") (formerly Bernie Tan Investments Inc.), a company involved in underground excavation and cable installation activities, for cash consideration of $1,500,000 Canadian and stock options to purchase 200,000 shares at a price of $7.50 Canadian per share. This transaction was accounted for under the purchase method of accounting. The total cost of the acquired net assets was $1,500,000 Canadian, which was equal to the purchase price of the CableTec stock. The results of operations of the acquired entity are included in the accompanying financial statements since the date of acquisition.

   The following results report on a pro forma basis the results of operation had the acquisition occurred on the first day of the earliest period reported, being January 1, 1999. Pro forma results presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.


--------------------------------------------------------------------------------
                                  Nine Months Ended             Year Ended
                                    September 30,             December 31,
                                  2000         1999                   1999
--------------------------------------------------------------------------------
   Revenue                 $ 4,223,831         $ 744,398        $2,477,510
--------------------------------------------------------------------------------
   Net loss                $(1,674,773)        $(274,235)       $ (509,299)
--------------------------------------------------------------------------------
   Loss per share          $     (0.05)        $   (0.01)       $    (0.01)
================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Combined Financial Statements
September 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

10. Commitments and Contingencies
--------------------------------------------------------------------------------

   Lease commitments

   At September 30, 2000, the Company's total obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

     2001                                            $394,969
     2002                                             321,075
     2003                                             169,540
     2004                                              52,318
     2005                                              12,478
----------------------------------------------------------------
     Total                                           $950,380
================================================================

   Employment contracts

   The Company has employment agreements and arrangements with its executive officers and certain management personnel. The majority of agreements continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. Certain agreements do provide for severance payments of six months of regular compensation provided the termination is not voluntary or for cause. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of September 30, 2000, the minimum annual commitment under these agreements was approximately $667,000.

   Contractual commitments

   The Company has a commitment to pay its joint venture partner, T-Enterprises Inc., the sum of $200,000 worth of its shares upon the date of closing of the first right-of-way transaction completed by the joint venture or one of the Company's subsidiaries, Multilink Network Services Inc.

   Legal proceedings

   At September 30, 2000, the Company and its wholly owned subsidiaries are involved in litigation and claims, which arise from time to time in the normal course of business. The Company believes these claims are without merit and intends to vigorously defend these matters. No amount has been accrued in the accounts in respect of these matters and any amounts ultimately awarded against the Company are not expected to have a significant adverse effect on the combined financial statements of the Company.

11. Comparative Figures
--------------------------------------------------------------------------------

   Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation adopted in the current period financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Company provides telecommunications access solutions to communities, communications carriers, building owners and corporate and government customers in North America. We are a facilities-based provider of advanced fiber optic solutions and high-bandwidth connectivity that enables high-speed "managed broadband" access to the Internet, telecommunications, and other data networks to provide an overall improvement in the quality of life. We provide open access networks that are available to all service providers and we are not a carrier nor do we provide regulated telecommunications services

Our telecommunications operations focus on the following areas:

 .  engineering and design;
 .  infrastructure installation and maintenance;
 .  network servicing; and
 .  marketing services.

We are currently pursuing a two-prong business strategy:

 . to design and build fiber optic networks and market telecommunication services for major telephone and cable television companies; and

 . to be a pioneer in developing "SmartCommunity" networks in partnership with local governments; "SmartBuilding" networks in partnership with institutions, businesses; and "SmartLinks" in partnership with right-of-way owners, where we may take an equity position in the network.

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

Our business strategy focuses on the concept that each of our subsidiaries is responsible for establishing and growing its own unique profitable organizations. This is primarily achieved through the development of relationships in its core strength area and the provision of contractual services. The individual companies may act as service providers to other telecommunications companies.

In addition, our subsidiaries act as integrated business units to provide turnkey service offerings. In this case instead of contractual project clients, we expect to target strategic alliances, partnerships and joint ventures where equity ownership is an integral component of the deal structure. We expect our SmartCommunity networks, SmartBuilding networks and SmartLink models will all be designed on this basis. Where initially the primary revenue stream will be from the individual companies, we anticipate that the long term revenue stream and profitability will be driven by our equity/partnership model in all three network applications.

Some of our contracts will be operating leases under which we recognize recurring monthly revenues. Under other contracts we recognize revenue from the sale of fiber. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 "Real Estate Sales" ("FIN 43") which requires that sales of integral equipment be accounted for in accordance with real estate accounting rules. We believe that the SEC may classify dark fiber cables in the ground as integral equipment as defined in FIN 43. This change in the accounting for dark fiber sales would not change any of the economics of the contracts. It would require us, however, to recognize the revenue from some sales contracts as operating leases over the term of the contract as opposed to the current method of recognizing revenue during the period over which we deliver the fiber. As a result, this change in accounting treatment would reduce the revenue and income that we would recognize in the earlier years of the contract and spread it out over the life of the contract regardless of when the cash was received or the delivery of the fiber took place.

We have experienced operating losses and expect to continue to generate losses during the foreseeable future. As a result of our limited operating history, prospective investors have limited operating and financial data upon which to evaluate our performance.

FACTORS AFFECTING FUTURE OPERATIONS

REVENUE. We generate revenues from engineering and design work, building networks, selling voice, data and other telecommunications services. The majority of our revenues are generated on non-recurring charges for one-time services. The remainder is derived from charges on a monthly recurring basis. We expect future contracts to have duration between 12 and 18 months. The value of our contracts could increase significantly, if we become the supplier of the fiber optic cable, and depending on the fiber count a customer selects, however there can be no assurance in this regard.

Fiber Optics Corporation of Canada and Photonics Engineering and Design have ongoing relationships with Windsor Utility Commission and Grimsby Hydro. We continue to build their networks through a series of purchase orders. We are supplying the fiber optic cable and the major components needed to build their networks. We expect these to be long-term relationships.

Most other revenue is obtained through purchase orders ranging in value from a few thousand dollars to over a quarter of a million dollars.

We believe that our ability to generate revenues in the future will be affected primarily by the following factors, some of which we cannot control:

   . Our ability to grow our engineering, design, construction and direct sales business to drive the organic growth;

   .  Our ability to obtain customers before our competitors do;
   . Our ability to deal effectively with anticipated changes in regulations to deliver telecommunications services;
   .  Our ability to achieve adequate margins on materials;
   . The level of competition we face from other telecommunications service providers, including price competition, which has resulted in a trend of declining prices and margins for communications services over time;
   .  The demand for our network services;
   . The ability of the "new" entrants into the telecommunications industry to pay for our services on a timely basis; and
   . possible regulatory changes, including regulations requiring building owners to give access to competitive providers of communications services.

COST OF SALES. Our cost of sales consists primarily of costs of infrastructure materials, and associated costs of installation such as labor costs, equipment lease costs and fixed asset amortization expense. We expect these costs to increase in aggregate dollar amount as we continue to grow our business but to decline as a percentage of revenues with respect to materials costs due to economies of scale, expected improvements in technology and price competition from an increased number of vendors, however, there can be no assurance in this regard.

SALES, GENERAL AND ADMINISTRATION EXPENSES. Sales and marketing expenses include applicable employee salaries and commission payments and marketing, advertising and promotional expenses. We expect to incur significant sales and marketing expenses as we continue to grow our business and build our brand. General and administrative expenses include costs associated with the recruiting and compensation of corporate administration, customer care and technical services personnel as well as costs of travel, entertainment, back office systems, legal, accounting and other professional services. We expect these costs to increase significantly as we expand our operations, but decline as a percentage of revenues due to economies of scale, however there can be no assurance in this regard.

ACQUISITION STRATEGY. We intend to pursue acquisitions or other strategic relationships to expand our customer base, our ability to offer turnkey solutions and geographic presence. We expect these activities to significantly affect our results of operations and require us to raise additional capital. We expect to acquire well-run subsidiaries and expect to retain their key management teams in place, however there can be no assurance in this regard.

RESULTS OF OPERATIONS

The financial information has been presented on a combined basis due to the reorganization of the corporate structure, which was effective April 1, 1999. Prior to the reorganization, the subsidiaries were controlled by a group that subsequently controls the Company. The financial information has been presented on the basis that the present structure existed from the date of incorporation of each subsidiary.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation adopted in the current period financial statements.

REVENUES-Total sales increased $3.8 million, or 940% to $4.2 million for the nine-months ended September 30, 2000 from $0.4 million for the nine-months ended September 30, 1999. The increase can largely be attributed to the change in business strategy to build turnkey solutions for customers. This would include the start of two community projects in the third quarter of 1999. The acquisition of CableTec Communications Inc. ("CableTec"), effective May 31, 2000, increased sales for the nine-month period ended September 30, 2000 by $0.3 million

For the three-months ended September 30, 2000, sales were $1.6 million, an increase of $1.4 over the comparable period ended September 30, 1999. The increase is largely attributed to revenue increases at Fiber Optics Corporation of Canada of $1.0 million, at Photonics Engineering and Design of $0.1 million and CableTec's contribution for the quarter of $0.3 million.

COST OF SALES-Cost of sales include costs of providing services through the different subsidiaries and are as follows:

   . Fiber Construction and Maintenance: these costs are comprised of labor, equipment rentals, fixed asset amortization, materials and subcontracting expenses;
   . Fiber Network System Design and Engineering: these costs consist primarily of wages and, to a minor degree, materials;
   . Sales and Marketing: these costs are made up of wages for tele-marketers and sales representatives as well as sub-contracting expenses for tele-marketing services and field sales representatives; and,
   . Network Services: these costs are made up of the wages for technical and construction workers, equipment rentals, fixed assets amortization, as well as sub-contracting expenses.

Consolidated cost of sales increased $2.1 million or 537% to $2.5 million for the nine-months ended September 30, 2000, from $0.4 million for the nine-months ended September 30, 1999. The increase was principally the result of higher sales experienced throughout all the divisions. For the three-month period ended September 30, 2000, cost of sales rose $0.8 million, to $1.0 million from the $0.2 million incurred in the three-month period ended September 30, 2000. Sales volumes again were primarily the reason for the rise in these costs. The acquisition of CableTec, effective May 31, 2000, increased cost of sales expense for the nine-months ended September 30, 1999, by $0.2 million.

GROSS PROFIT-Gross profit for the three-months and nine-months ended September 30, 2000 was $0.6 million and $1.7 million respectively, verses $4 thousand and $13 thousand in the same periods in 1999. The increases in gross profits reflect the increased activity of the operations relative to the comparable period in 1999.

SELLING, GENERAL AND ADMINISTRATION EXPENSES-Selling, general and administration expenses primarily include administrative management wages, professional fees, customer service costs, advertising, sales and marketing expenses, order processing, telecommunications, and general and administrative expenses. These costs for Universe2U Inc. increased $1.7 million, to $2.0 million for the nine-months ended September 30, 2000 from $0.3 million for the nine-months ended September 30, 1999. In the third quarter, selling, general and administration expense was $0.7 million verses $0.1 million for the comparable period ended September 30, 1999.

STOCK BASED COMPENSATION EXPENSE-Stock based compensation expense for the three-months and nine-months ended September 30, 2000 was $1.0 million and $1.5 million respectively, verses nil for the same periods in 1999. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. Much of the stock option expense relates to employee option grants provided before, or soon after, the Company was acquired on May 17, 2000.

The Company anticipates expensing an additional $2.6 million of stock compensation expense over the next seven quarters relating to stock options existing as at September 30, 2000, of which approximately $2.4 million is expected to be expensed by June 30, 2001. As at September 30, 2000 there were 1,683,500 stock options outstanding with a weighted average excise price of $1.06. In the third quarter 55,000 stock options were granted and 5,500 cancelled.

INTEREST AND FINANCING COSTS-Interest and financing costs expense totaled $209 thousand for the nine-months ended September 30, 2000, an increase of $171 thousand from the $37 thousand for the nine-months ended September 30, 1999. This was a direct result of increased financing necessary for capital expenditures and to fund the operating losses. During the first six months of the current year the Company experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. Three of the operating subsidiaries failed to consistently remit payroll withholding and sales taxes to the tax authorities. Included in the September 30 year-to-date costs are approximately $37 thousand of late payment penalties and interest charges. In August 2000, the Company completed additional funding arrangements, satisfied the outstanding obligations and has kept such obligations current during the third quarter.

For the three-months ended September 30, 2000, interest costs were $8 thousand compared to the $34 thousand incurred in the comparable period ended September 30, 1999. The decrease reflects the repayment by the Company of two promissory notes, which became due and payable when the Company became public, totaling $289 thousand during the third quarter.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization costs totaled $157 thousand for the nine-months ended September 30, 2000, compared to $78 thousand for the nine-months ended September 30, 1999. The increase of $79 thousand was the result of a substantial addition in fixed assets primarily in Fiber Optics Corporation of Canada, as well as, the acquisition of CableTec, which increased amortization expense by $57 thousand for the nine-months ended September 30, 2000.

SHARE OF LOSS OF SIGNIFICANTLY INFLUENCED INVESTMENT-The loss of $17 thousand represents start up costs associated with a 49% owned investment, T-E Realty and Rights of Ways Agency LLC., which began operations in the third quarter of the current year.

NET LOSS -The Company incurred net losses for the nine-month periods ended September 30, 2000, and September 30, 1999, of $2.1 million and $0.3 million, respectively. Non-cash stock based compensation accounted for $1.5 million of the loss in the nine-month period ended September 30, 2000.

For the three-month periods ended September 30, 2000, and September 30, 1999, the Company incurred net losses of $1.2 million and $0.1 million respectively. During the three-month period ended September 30, 2000, non-cash stock based compensation was $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our current growth plan is twofold:

1. To design, build, and market for telecommunication companies; and

2. To design, build, and market:

   .  SmartBuildings;
   .  SmartCommunities; and
   .  SmartLinks (e.g. fiber networks between cities).

We believe that all of these market segments provide high-growth potential.

Based on our current growth plan, we expect to require a substantial amount of capital to expand the development of operations and networks into new geographic areas of target markets in North America. We need capital to fund the construction of advanced fiber optic networks, upgrade our underground construction equipment, repay our debts and acquire strategic companies.

For all of our operations, materials, supplies and equipment are all readily available; therefore, we anticipate being able to schedule capital expenditures simultaneously with anticipated growth in each of the subsidiaries. Most of the capital expenditures will be in fiber construction and maintenance services where equipment requirements will mirror revenue growth and where equipment purchases are large ticket items. Based on our current growth plan, we expect to require a substantial amount of capital to expand the development of operations and networks throughout the new geographic areas of target markets in North America. The capital is needed to fund the construction of advanced fiber optic networks and upgrade our underground construction equipment.

By comparison, in the fiber design and engineering companies and the sales and marketing operations, revenue growth is expected to be supported primarily by an increased labor force and only on a minor basis with increased capital expenditures.

We intend to reduce the requirement for cash flow to fund operating equipment as much as possible by leasing a substantial portion of our operating equipment.
We expect the significant cash flow requirements will be for strategic acquisitions in each of our operation's industries. Our current growth plan includes strategic acquisitions to expand the development of operations and networks into new geographic areas of target markets in North America.

Not including cash flow requirements for strategic acquisitions and major projects where we are taking an equity position, we currently estimate that our capital requirements for the period from September 30, 2000, to December 31, 2000, at approximately $2.5 million and requirements for the 2001 fiscal year are expected to be approximately $7.0 million exclusive of cash flow requirements to fund acquisitions and major projects where we are taking an equity position. These estimates are forward-looking statements that may change if circumstances related to third party materials and labor costs, revenue growth expectations, construction, change of regulatory regime requirements and opportunities to deploy the Company's smart building, community and links networks do not occur as expected.

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

For the nine-months ended September 30, 2000, the Company's net cash used in operating activities was $1.4 million. This amount includes adjustments for: non-cash items comprised of an add-back for depreciation and amortization of $0.2 million, stock option compensation of $1.5 million, and a deduction for future income taxes totaling $0.1 million. Furthermore it includes a net negative working capital change of $0.9 million largely attributable to $0.9 million of share subscriptions receivable at September 30, 2000, which was
received shortly after the end of the third quarter 2000.   For the nine-months
ended September 30, 1999, the Company's net cash used in operating activities was $0.2 million attributable to a loss of $0.3 million offset by a deduction for future income taxes of $0.1 million.

For the nine-months ended September 30, 2000, net cash used in investing activities was $1.1 million and was principally attributable to the acquisition of CableTec, on May 31, 2000. For the nine-months ended September 30, 1999, net cash used in investing activities was $0.2 million, which consisted of additions to property, plant and equipment.

For the nine-months ended September 30, 2000, net cash provided by financing activities of $2.5 million included the following: net repayments on long-term debt of $0.3 million, which became due when the Company became public, net proceeds from the issue of share capital of $3.4 million, offset by a net decrease in due to related parties of $0.6 million. For the nine-months ended September 30, 1999, net cash provided by financing activities of $0.4 million included a net increase in long-term debt of $0.2 million and a net increase in debts due to related parties of $0.2 million.

Effective as of May 31, 2000, the Company, through a wholly owned subsidiary incorporated pursuant to the laws of the Province of Ontario, completed the acquisition of CableTec (formerly Bernie Tan Investments Inc.). Subco had entered into a definitive share purchase agreement to acquire CableTec on January 25, 2000 (the "Agreement"). Pursuant to the terms of the Agreement, Subco agreed to acquire all of the outstanding shares of CableTec in consideration for the payment of Cdn$1.5 million. The transaction was originally intended to close in February 2000. The terms of the Agreement were amended in March and in May 2000 to, amongst other things, extend the closing date to May 31, 2000. In addition, the Agreement was amended to grant Bernard Tanunagara, currently President of the Company's CableTec Communications subsidiary, an option to acquire up to 200,000 common shares of the Company at an exercise price of Cdn$7.50 per share (the "Option"). Effective as of May 31, 2000, the transaction was completed and the cash consideration of Cdn$1.5 million was paid, and the Option was granted, to Bernard Tanunagara.

During the second quarter of the year 2000 the Company engaged Goepel McDermid Inc. to provide assistance to the Company with regard to a financing program. There can be no assurance that Goepel McDermid will succeed in its efforts on behalf of the Company.

During the third quarter of the year 2000, a subsidiary of the Company acquired a 49% interest in T-E Realty and Right-of-Way Agency, LLC which was established to act as a marketing agent for leasing rights-of-way and easements to others for the purpose of developing long-haul, point-to-point telecommunication services. As part of the agreement the Company committed to transfer $200,000 worth of shares of Universe2U Inc. common stock to the other LLC partner on the date of closing of the first right-of-way transaction of the LLC or Multilink Network Services.

The Company and certain of its subsidiaries are named as defendants in two wrongful dismissal lawsuits brought by two former employees, as described in detail under Item 1 of Part II of this Quarterly Report and incorporated herein by reference thereto. The Company believes that such law suits are without merit and intends to vigorously defend such actions.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently has no items that relate to "trading portfolios". The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value. We may from time to time enter into interest rate protection agreements.

We are subject to market risks due to fluctuation in foreign currency exchange rates as the Company reports in US dollars yet the bulk of the corporation's assets are located in Canada. We have not made significant use of financial instruments to minimize the exposure to foreign currency fluctuations


RECENT ACCOUNTING PRONOUNCEMENTS

Except as discussed above, with respect to dark fiber classification and the recently issued FIN 43, we do not believe that any recent accounting pronouncements will have a material impact on our financial statements.



                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to several lawsuits as described in greater detail below. The Management of the Company believes that its positions are meritorious and that it will prevail in all such actions, however, there can be no assurance in this regard.

The Company is a defendant in Hollands v. Universe2U Inc., brought in the Ontario Superior Court of Justice, court file no. 00-CV-197308, commenced September 15, 2000. The Plaintiff is Robert Hollands. The Defendants are the Company, and Company officers Kim Allen, Angelo Boujos and Andrew Eyres. Robert Hollands is a former employee of the Company who is suing for, inter alia, damages for wrongful dismissal, alleged outstanding commissions as well as the delivery to him of certain shares which he claims are owed to him by way of signing bonus and pursuant to stock options. Mr. Hollands employment was governed by an employment contract which, among other things, required Mr. Hollands to achieve certain sales for the Company. According to the Company's records and advice Mr. Hollands in fact completed no sales during his employment as to which his stock based compensation was tied and it is the Company's position that his employment was terminated for cause pursuant to the terms of his employment contract for having, inter alia, failed to achieve required sales despite warning both orally and in writing. Having been terminated for cause, Mr. Hollands is not entitled to any of the shares for which he is suing the Company. As against the Company, Mr. Hollands is seeking damages for wrongful dismissal and loss of opportunity in the sum of $4,000,000.00, a declaration that the plaintiff is the owner of 2,000,000 common shares (giving effect to the May 2000 stock dividend) of the Company as those shares existed on December 21, 1999 and a mandatory order requiring the Company to issue the stock to the Plaintiff, equitable damages to compensate the Plaintiff for any reduction in value to the Plaintiff's shares, an accounting of the Company's sales and projected sales, and a declaration that the Plaintiff is not bound by any non-competition covenant, and against all of the Defendants: a declaration that the Plaintiff has been oppressed and relief from oppression by requiring the Defendants to purchase 2,000,000 shares of the Company for the Plaintiff, damages in the amount of $5,000,000.00 for conspiracy to interfere with economic relations. The Company and the other defendants believe Mr. Holland's allegations are without merit and the defendants intend to vigorously defend Mr. Holland's action.

The Company's subsidiaries, Canadian Cable Consultants Inc. and CableTec Communications Inc. are the plaintiffs in Canadian Cable Consultants Inc. et al.
v. Dan McAleer et al., brought in Ontario Superior Court of Justice, court file no. 00-CV-197416, commenced September 18, 2000. The Defendants are Dan McAleer, Gerry Roy and 1353042 Ontario Limited, c.o.b. Northern Call Solutions Inc. Canadian Cable Consultants out sourced telemarketing work to Northern Call Solutions. The relationship was governed by a written contract. Canadian Cable Consultants has sued Northern Call Solutions for breach of contract for having wrongfully solicited certain of Canadian Cable's key employees to leave Canadian Cable and work for Northern Call Solutions and for having wrongfully solicited the customers and work of Canadian Cable. Canadian Cable has sued Dan McAleer and Gerry Roy, both former employees of Canadian Cable, for having solicited the employees and customers of Canadian Cable. As against Northern Call Solutions, the relief sought includes an interim and permanent injunction restraining the Defendants from soliciting the employees and customers of Canadian Cable and returning confidential information, damages for breach of contract, breach of fiduciary duty and tortious interference with economic interests in the amount of $1,000,000, punitive damages in the amount of $100,000, an interim interlocutory and permanent injunction, requiring Northern to provide Canadian Cable Consultants Inc. ("Canadian") with all daily reports previously prepared but not delivered, and all future daily reports, which reports list all of the calls made on any particular day by each telemarketer of Northern in accordance with Article 3 of the telemarketing services agreement between Northern and Canadian, dated January 7, 2000 (the "Northern Call Centre Agreement"), requiring Northern to provide Canadian with appropriate access to Northern's books, records and other supporting documentation of Northern in order to enable Canadian to perform the audit provided in the Northern Call Centre Agreement, requiring Northern deliver to Canadian any and all material prepared or developed by Northern or any materials furnished to Northern by Canadian in connection with the Northern Call Centre Agreement, restraining Northern from divulging to third parties any information obtained from or through Canadian or developed by Northern in connection with the Northern Call Centre Agreement, and as against Daniel McAleer, damages in the amount of $1,000,000 for breach of contract, breach of fiduciary duty, tortious interference with business relations, and tortious interference with economic expectancy, punitive damages in the amount of $100,000.00, and an interim interlocutory and permanent injunction restraining McAleer from disclosing to any person or in any way making use of, in any manner, any of the Trade Secrets of Canadian, as provided in the employment agreement between McAleer and Canadian, dated February 2, 2000 (the "McAleer Employment Agreement"), restraining McAleer from (i) being a party to or abetting any solicitations of customers, clients or suppliers of Canadian or any of its associates or affiliates, (ii) transferring business from Canadian or any of its associates or affiliates to any other person, or (iii) seeking in any way to persuade or entice any executive employee of Canadian or any of its associates or affiliates to leave that employment or from being a party to or abetting any such action, as provided in the McAleer Employment Agreement, restraining McAleer from, in any capacity whatsoever, carrying on, being engaged in, being employed by, or having any interest in any business similar to the business carried on by Canadian or any of its associates or affiliates for a period of one year following the date of termination of his employment. The Plaintiff, CableTec Communications Inc., claims against the Defendant, Gerry Roy, damages in the amount of $500,000.00 for breach of contract, breach of fiduciary duty and tortious interference with economic relations, punitive damages in the amount of $25,000.00, and an interlocutory and permanent injunction restraining Roy from (i) being a party to or abetting any solicitations of customers, clients or suppliers of CableTec Communications Inc. or any of its associates or affiliates, (ii) transferring business from CableTec or any of its associates or affiliates to any other person, or (iii) seeking in any way to persuade or entice any executive employee of CableTec or any of its associates or affiliates to leave that employment or from being a party to or abetting any such action, as provided in that certain employment agreement between CableTec and Roy dated August 11, 2000 (the "Roy Employment Agreement"), and restraining Roy from impairing or diminishing the goodwill of CableTec with respect to those of CableTec's customers, clients and suppliers with whom Roy, except by virtue of his employment with CableTec, would not have developed a close and direct relationship.

The Company's subsidiary, Canadian Cable Consultants Inc., and Company employees William McGill and others are defendants in a lawsuit brought by Northern Call Solutions, which is essentially a counterclaim to the action described immediately above. The proceeding is pending in Ontario Superior Court of Justice as court file no. 00-CV-198071, commenced September 29, 2000. Northern Call Solutions has claimed breach of contract for accounts alleged to have not been paid and for breach of contract of the telemarketing agreement between the companies. Northern Call Solutions has also sued certain of Canadian Cable's employees personally for having allegedly wrongfully solicited certain Northern Call Solution employees. Canadian Cable Consultants denies all of the allegations. The relief sought, as against all the Defendants, includes an interim and permanent injunction restraining the defendants from soliciting the plaintiff's employees or making use of confidential information, damages for breach of contract, breach of fiduciary duty and tortious interference with economic interests in the amount of $1,000,000, punitive damages in the amount of $100,000, and as against the Defendant Canadian Cable Consultants, the sum of $85,275.79 for unpaid accounts, and damages for breach of contract and misrepresentation in the amount of $1,000,000. The Company believes the counterclaims are without merit and the Company intends to vigorously defend this action.


Item 2. Changes in Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports

FORMS 8-K
---------


Form 8-K/A, filed July 14, 2000, amending Form 8-K filed June 16, 2000, reporting change of the Company's certifying accountant.


Form 8-K/A, filed July 24, 2000, amending Form 8-K filed on May 25, 2000, consisting of financial statements regarding the acquisition of Universe2U Inc. (Ontario) by Universe2U Inc. (Nevada).

Form 8-K, filed July 25, 2000, reporting the acquisition by a wholly-owned subsidiary of the Company of CableTec Communications Inc.

Form 8-K/A, filed August 14, 2000, amending the Form 8-K filed July 25, 2000, consisting of financial statements regarding the acquisition of CableTec Communications Inc.


EXHIBITS
--------

Exhibit No.    Description of document
-----------    -----------------------

10.18          Operating Agreement of T-E Realty And Right-Of-Way Agency, L.L.C.

10.19 Executive Employment Agreement dated July 26, 2000, between Universe2U Inc. and R. John Slattery

27.1           Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSE2U INC.

By: /s/ Kim Allen                                    Date: November 14, 2000
    ------------------------------------
    Kim Allen, CEO

By: /s/ John Slattery                                Date: November 14, 2000
    ------------------------------------
    R. John Slattery
    Executive Vice President, Finance
    and Chief Financial Officer