Form 10KSB40
period 2000-12-31
UNIVERSE2U INC
filed 2001-04-02
CIK 1094089

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

                                  (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   [X]       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               [_]       OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________.

                      Commission file number:   333-86331

                                UNIVERSE2U INC.

            (Exact name of regiFstrant as specified in its charter)

           Nevada                                          88-0433489
           ------                                          ----------
       (State or other                                  (I.R.S. Employer
        jurisdiction                                    Identification No.)
       of incorporation)


     30 West Beaver Creek Rd. - Suite 109                       L4B 3K1
        Richmond Hill, Ontario, Canada                          -------
        ------------------------------                         (Zip Code)
    (Address of principal executive offices)



      Registrant's telephone number, including area code:  (905) 881-3284

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.00001 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES __X___      NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for fiscal year 2000:  $5,650,000

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of March 14, 2001, was $64,557,576. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

Number of shares of Universe2U Inc., par value $.00001, outstanding as of the close of business on March 1, 2001: 36,978,225.

Portions of the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated by reference into Part III of this Report, which Proxy Statement the Company intends to file with the Commission not later than 120 days after the end of the fiscal year covered by the Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes_____  No __X___

DESCRIPTION                                                                PAGE
-----------                                                                ----

                                    PART I
Forward Looking Statements                                                   1

Business                                                                     1

Properties                                                                   19

Legal Proceedings                                                            19

Submission of Matters to a Vote of Securities Holders                        21

                                    PART II

Market for Common Equity and Related Stockholder Matters                     21

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                   22

Financial Statements                                                         F-1

Changes in and Disagreements with Accountants on Accounting and Financial    29
Disclosure

                                    PART III

Directors and Executive Officers of the Registrant; Compliance with Section 30 16(a) of the Exchange Act

Executive Compensation                                                       30

Security Ownership of Certain Beneficial Owners and Management               30

Certain Relationships and Related Transactions                               30

Exhibits and Reports on Form 8-K                                             30

                                    PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Business,"Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Universe2U Inc. and its operations (collectively, the "Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of financing; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

BUSINESS
--------

General

Universe2U Inc. ("we" or the "Company") is a Nevada corporation. We were incorporated as Paxton Mining Corporation on June 19, 1999. We are the product of an acquisition, completed on May 17, 2000, in which Paxton Mining Corporation ("Paxton"), the predecessor company, acquired all of the outstanding shares of Universe2U Inc., an Ontario, Canada corporation, which is now a subsidiary of ours. Paxton then changed its corporate name to Universe2U Inc. Prior to the acquisition, Paxton was a very early stage development company originally organized to acquire, explore and develop mining properties. Due to disappointing results, Paxton decided to pursue another line of business. Upon completion of the acquisition, Paxton changed its corporate name to Universe2U Inc. We subsequently changed the name of the Ontario, Canada subsidiary to Universe2U Canada Inc. Following the acquisition, we ceased our mining-related activities.

We provide electronic connectivity solutions to communities, communications carriers, utilities, building owners, and corporate and government customers in North America. We are a facilities-based provider of advanced fiber optic and "managed broadband" solutions. We provide open access networks that are available to all service providers, however, we are not a carrier nor do we provide regulated telecommunications services.

Our telecommunications operations focus on the following areas:

 .  universal access;
 .  open networks; and
 .  access creation.

We are currently pursuing a two-pronged business strategy:

 . to be an "infostructure" pioneer in developing SmartCommunities networks in partnership with local governments; SmartBuilding networks in partnership with institutions and business; and SmartLinks in partnership with rights-of-way owners, where we may take an equity position in the network; and

 . to design and build fiber optic networks and market telecommunication services for major telephone and cable television companies.

We believe that our two-pronged business strategy exploits growth opportunities in tier 2 and tier 3 communities, where roughly two-thirds of the North American population are located, as well as high population density urban areas where most investment in high-speed network infrastructure has been focused to date. In addition, our strategy enables us to pursue the growth areas of in-building networks and linking networks to connect communities together.

We believe that our independence, network architecture and turnkey solutions provide attractive and competitive attributes for our business. We expect to enable our customers to establish and maintain a strong competitive position in providing services to their own respective end-users.

Our business strategy focuses on the concept that each of our operations is responsible for establishing and growing its own unique profitable organization. We achieve this through the development of relationships in their core strength area, introduction of best practices and the provision of contractual services. The individual operations may act as service providers to other telecommunications companies.

As a solutions integrator, our operations are integrated business units that provide turnkey solutions. In this case, instead of contractual project clients, we expect to target strategic alliances, partnerships and joint ventures where equity ownership is an integral component of the deal structure. We intend that our SmartCommunities networks, SmartBuildings networks and SmartLinks models all be approached on this basis. Where initially the primary revenue stream may be from our individual operating companies, we expect the longer-term profitability to be driven by our equity/partnership model in all three network infostructure applications.

We believe that we are well positioned for growth as demand for greater bandwidth continues to escalate throughout North America. Just as the expectation for universal service drove the rapid expansion of telephone and electrical networks during the last century, we believe that businesses, communities, institutions and individuals will demand universal high-speed broadband telecom access to gain overall improvement in the quality of life. We believe that there is growing demand for fiber optic capacity and related network elements to transmit and service high-bandwidth data, voice and video. This growing demand is being accelerated by new applications and services and by improvements in "last mile" technology such as digital subscriber line and cable modems. In this changing market environment, we believe that we are in a favorable competitive position to satisfy this demand relative to other service providers due to our integrated technologies and flexible network architecture.

Our operations are conducted through our five divisions and four subsidiaries:

Divisions

 .  Network Solutions (newly created);
 .  Technology Solutions (newly created);
 . Network and System Design (formerly Photonics Engineering & Design Inc.); . Broadband Construction and Maintenance (formerly F.O.C.C., Fiber Optics
   Corporation of Canada Inc.); and
 .  Direct Sales and Marketing (formerly Canadian Cable Consultants Inc.).

Subsidiaries

 .  Coastal Networks Inc. (fiber optic network installation);
 .  MultiLink Networks Inc. (network sales);
 .  CableTec Communications Inc. (underground construction); and

 .  Universe2U Rights-of-Way Agency Inc. (rights-of-way broker).

 . We organize delivery of services by our operations under four operational areas: Telecom Infrastructure operations, Direct Sales operations, Engineering and Design operations and Network Services and Alliance operations.

In addition, Universe2U Rights-of-Way Agency Inc. owns a 49% interest in T-E Realty & Right-of-Way Agency, L.L.C.

Our Company provides electronic connectivity solutions to communities, communications carriers, utilities, building owners, and corporate and government customers in North America. We are a facilities-based provider of advanced fiber optic and "managed broadband" solutions. We have operations focused on engineering and design; infrastructure installation and maintenance; marketing services; and network services. We provide open access networks that are available to all service providers. We are not a carrier nor do we provide regulated telecommunications services.

We have built our Company around operations which provide a complementary array of services for building and supporting high-speed networks. We commenced operations by acquiring Fiber Optics Corporation in 1998, a company that had been in the fiber optics business for ten years. We restructured the operation and renamed it F.O.C.C. Fiber Optics Corporation of Canada ("FOCC"). To help our customers implement and maintain profitable networks we formed Canadian Cable, a company that provides marketing services to a rapidly expanding number of companies in the telecommunications and cable television industries. We subsequently formed Photonics to focus on the highly specialized tasks of planning, designing, and engineering fiber optic networks, setting up central switching offices, and securing rights-of-way access for fiber routes. In May 2000 we acquired CableTec to expand our underground network construction capabilities. Together, we make up Universe2U, a unique combination of engineering and design, construction, fiber optics expertise, and marketing expertise that allows us to (a) profit from the needs of today's network builders and operators, while, (b) positioning ourselves to be providers of infostructure and network services that businesses, communities, and the industry are expected to demand during the foreseeable future.

THE INDUSTRY

TELECOMMUNICATIONS SECTOR DEVELOPMENT

We operate mainly in the telecommunications sector, which is a sub-sector of the data network industry and communications industries. Telecommunications is the transmission of digital information over fiber optic, copper cable, and wireless. Similarly, the cable TV industry, Internet, cellular and private point-to-point and wide area networks all require fiber optics to transport digital information. Fiber optic cable provides the ultimate bandwidth pipe for long distance and "last mile" connections, providing for transmission of voice, data and cable TV and any other type of data that requires digital transport. Over the years, these networks have been built and maintained by the large telephone companies (Telcos) operating throughout Canada and the U.S. These networks are primarily comprised of copper cables and serve residential and business customers' needs.

Many new telecommunication companies have been created during the past decade and are deploying networks in cities. Others are deploying fiber cable between cities throughout North America. Long distance, voice, and facsimile capabilities have supported the traditional telephone company model of service delivery, data, and dial-up services revenues, usually centered on densely populated areas. We believe that this model has reached maturity. The lucrative, high revenue stream, previously enjoyed by the traditional telephone companies, has disappeared due to intense competition. In fact, the average cost of a long-distance telephone call three years ago was about twenty-five cents a minute. The current cost is now dramatically reduced, with some providers charging rates as low as four cents a minute. Deregulation of telephone companies, and cable television companies, as well as mergers, and acquisitions by international service providers, have further re-defined the marketplace.

Traditionally, telephone and cable TV companies vertically integrated their infrastructure and equipment with their service offering. This integration provided for high barriers to entry for the new competitors. The Telecommunications Act of 1996 (the "1996 Telecom Act") eliminates many of the pre-existing barriers to competition in the telephone and video programming communications businesses. The 1996 Telecom Act also preempts many of the state barriers to local telephone service competition that previously existed in state and local laws and regulations and sets basic standards for relationships between telecommunications providers. The 1996 Telecom Act requires local exchange carriers to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies. The 1996 Telecom Act also makes far-reaching changes in the regulation of video programming transmission services. These include changes to the regulations applicable to video operators, the elimination of restrictions on telephone company entry into the video business, and the establishment of a new open video system regulatory structure for telephone companies and others. Under the 1996 Telecom Act and implementing rules adopted by the Federal Communications Commission (the "FCC"), local telephone companies may provide service as traditional cable television operators subject to municipal cable television franchises, or they may choose to provide their programming over open video systems.

With an ever increasing demand for increased bandwidth and faster transmission rates, the old copper networks became increasingly more difficult to maintain. New technology has been developed that has dramatically increased the bandwidth, distance and transmission rates on copper cable pairs. Most Telcos have now changed all their switching equipment from analogue to digital. A conditioned copper cable pair now has the capability of carrying voice, high-speed data, and limited video signals. By placing fiber optics cable to feed the outer reaches of a service area, Telcos are now using copper cables only to feed that "last mile" into a customer's premises. As the price of optical/electronic switching equipment decreases, fiber to the home will become a more affordable solution. However, copper networks will still be utilized in residential areas and must be maintained and replaced as they age. Industry sources report that North American Telcos are downsizing their workforce and out-sourcing cable placement, splicing, and maintenance to contract companies. As more and more fiber optic cable is deployed, the need for the old copper-based networks will diminish. Industry sources believe that diminishment of old copper-based networks will take at least 20 years, if not more, to occur.

The emergence of the Internet and the widespread adoption of Internet Protocol ("IP") as a data transmission standard, combined with deregulation of the telecommunications industry and advances in telecommunications technology have significantly increased the attractiveness of providing data communication applications and services over public networks. Internet traffic continues to grow at the astonishing rate of 200% annually. For example, every 45 minutes AT&T transmits a quantity of data - meaning everything from e-mail to streaming video - equal to 34 times the contents of the Library of Congress. Experts report that the broadband buildout has been so furious that it could take three years for the traffic to catch up. However, this is not the case in Universe2U's target market.

E-commerce for private sector essentially has at least two facets: Business to Consumer (B2C) and Business-to-Business (B2B).

B2C are consumer oriented retail service and product transactions while B2B consists of transactions between businesses (wholesale market).

B2B is an extremely diversified field and can take many forms. A practical example: the purchasing department of a company can post its requirements online, with an extended forecast on their possible future purchases. This would enable all the suppliers who visit their web site to bid on the firm's purchasing requirements thereby providing for a more competitive environment.

B2B e-commerce has already surpassed the business-to-consumer market by a wide margin. Annual B2B e-commerce is projected to soar from $43 billion in 1998 to $1 trillion by 2003, according to industry sources. According to Forrester Research, Inc., B2B was virtually a $0 business in 1990. The consumer market, on the other hand, is expected to increase from $7.8 billion to $108 billion in the same period. A 'middleman' in the B2B market, known as "infomediaries", is predicted to become the fastest growing and most profitable business model in the Internet area over the next 3 to 5 years, according to San Francisco investment firm Volpe Brown Whelan. Infomediaries employ a variety of mechanisms to generate transaction fees for their clients, including: auctions, matching buyers and sellers through request for proposals and quotation services, as well as direct sales of merchandise.

At the same time, growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of people who are accustomed to using networked computers for a variety of purposes, including e-mail, electronic file transfers, online computing and electronic financial transactions. These trends have led businesses increasingly to explore opportunities to provide IP-based applications and services within their organization, and to customers and business partners outside the enterprise. Bloomberg's industry analysts expect the market size for network build-outs in the United States to grow to approximately $60 billion in the year 2000.

We expect that the principal competitive factors in this market are uncongested connectivity, quality of facilities, level of customer service, price, financial stability and credibility of provider, brand name and availability of network management tools. Our current and potential competitors in this market include:
Exodus Communications, Inc., Frontier Corporation, Global Crossing Ltd., NEXTLINK Communications, Inc., Hiway Technologies, Inc., Verio Inc., 360networks Inc., British Telecommunications plc, Deutsche Telekom AG, France Telecom S.A., Qwest Communications International Inc., Allied Riser, Cypress Communication, Williams Communications Group, Inc., KPNQwest, Colt Telecom Group plc, Level 3 Communications, Inc., Mastec, Metromedia Fiber Network, Inc., Western Integrated Networks, WideOpenWest, Grande Communications, RCN Inc., Rhythms Net Connections, Globix Corporation, Concentric Network Corporation, SBC Communications Inc., PSINet, Inc., Agruss Communications, Dycomm Industries, Quanta Services, Cygnal Inc., global, regional and local telecommunications and cable companies, such as Call-Net, AT&T, Sprint, MCI WorldCom and Regional Bell Operating Companies, and Rogers Cable and companies capable of offering services similar to those provided by us, including communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers and wireless telephone operators.

TELECOMMUNICATIONS OPPORTUNITIES FOR RIGHTS-OF-WAY OWNERS

Industry sources acknowledge that the most difficult and most expensive element of a telecommunications system is connecting the "last mile." Organizations that have access to the rights-of-way (rights-of-way owners) are generally quite experienced at "last mile" construction and service. The common characteristic of a ROW owner is the access to infrastructure (poles, ducts, pipes, water mains, waste water mains, buildings, rail lines, highways) that can be utilized to install fiber optic cable. Thus, a natural opportunity exists for rights-of-way owners to enter the telecommunications business has emerged. The ROW owner can move up the value chain from providing infrastructure services (e.g., pole rental, duct rental, dark fiber rental) to broadband transmission services, to distribution, to switched services to retail services that may be synergistic with their core business. The networks are based on fiber infrastructure with hybrid features, such as coaxial cable and wireless services. The market for rights-of-way owners can be segmented into: carriers long distance, internet service providers (ISPs), wireless, and competitive local exchange carriers (CLECs); public sector; commercial; and information intensive industries.

Many rights-of-way owners do not have the expertise or resources to develop these opportunities. We work in partnership with the ROW to develop the opportunities that we expect would become profitable businesses. Rights-of-way owners include organizations such as: communities, government, utilities, pipeline companies, building owners, property managers, educational institutions, and First Nations Communities.

COMMUNITY NETWORKS

We believe that many high bandwidth projects have been led by 'technical specialists', not 'users'. The roll-out of high bandwidth has been slow because telecommunications providers are waiting for 'killer applications' or more demand for their services - they are often hesitant to invest in higher bandwidth to the home fearing that people will not use the capacity, or will not support additional cost for higher bandwidth, making it difficult to build a business case, especially in smaller communities. We believe that communities need to lead new telecommunications initiatives by encouraging telecommunications use, with telecommunications providers becoming partners rather than leaders in projects.

We believe that communities concerned with developing themselves economically, and diversifying their economy, need to educate themselves on the opportunities made available through the Internet, how it applies to them, and develop strategies to use the Internet as a tool to increase the number and variety of jobs in their communities.

We believe that the Internet is an excellent economic development tool, especially for more remote communities. We believe that high bandwidth can provide opportunities in the following areas:

 . Upgrade the skill level of the population in remote communities through e-learning and potentially change the economic fabric of the community including decreasing the youth out-migration;

 . Provide services not currently available in remote communities such as telemedicine, and remote monitoring;

 .  Develop and link tele-workers to larger companies seeking human resources;

 . Improve e-commerce activities and generate new services within the community such as consideration for transportation and information technology;

 . Increase entrepreneurship by educating citizens on internet-based service provision and identifying new business examples that can be developed through the Internet or as a result of expanding local activities on the Internet.

Municipalities throughout Canada and the United States are expanding into all areas of "SmartCommunities" through telecommunication services to facilitate internal efficiency and to enhance enterprises located in the community. Community networks are often made up of a partnership of school boards, hospitals, government, and public rights-of-way owners that share in cost of building their network throughout a service area that usually exceeds six hundred square miles. Some utility rights-of-way owners with reasonable population densities have seen the opportunity to enter the telecommunications market. They have the rights of way to deploy facilities-based (owned) fiber optic cable and equipment to deliver dark fiber and bandwidth for high-speed network access. The utility ROW owners have targeted the telecom market as a source of additional revenue in the increasingly competitive energy industry. Although some rights-of-way owners have substantial fiber optic networks in place, they have other important market advantages: access to a large customer base, available cash, and rights-of-way into virtually every home and business in the country.

We believe that communities can benefit significantly by involving themselves in the design and construction of community networks. We intend to provide the information that will encourage communities to become involved. Increased involvement may, in turn, encourage efficiency and development opportunities through the implementation of greater bandwidth applications and the upgrading of local infrastructures. We intend to assist local facilitators, which may include local economic development corporations, municipal governments, municipal utility, and/or a local Chamber of Commerce.

PRIVATE NETWORKS

Historically, the data communications services offered by public carriers had limited security features, were expensive and did not adequately ensure accurate and reliable transmission. As a result, many corporations established and maintained their own private wide-area networks ("WANs") to provide network-based services, such as transaction processing, to their customers and to coordinate operations between employees, suppliers and business partners. Such private WANs were frequently customized to specific applications, business practices and user communities. As a result, these private WANs had the capability of providing organizations and users with tailored performance and features, security, reliability and private-label branding. The demand for WANs has grown as a result of today's competitive business environment. Factors stimulating the higher demand include the need to provide broader and more responsive customer service, to operate faster and more effectively between operating units, suppliers and other business partners, and the need to take advantage of new business opportunities for network-based offerings in a timely fashion. In addition, as businesses become more global in nature, the ability to access business information across the enterprise has become a competitive necessity.

We expect that the model is evolving to the point where customers will demand access to all available content and thus a shared infrastructure will be needed to permit the flow of information. We believe that as utilities prepare for competition in their respective core businesses, many are expected to turn to telecommunications as a method of retaining customers and enhancing revenue opportunities. Many rights-of-way owners are taking progressive steps analyzing the installation and operation of broadband high-speed fiber optic based telecommunications systems. We believe that the new systems will form the foundation for a telecommunications infrastructure providing the capability of broadband access to Internet, data, video, voice and energy management applications and serving the needs of businesses and the public sector. Our surveys of business customers on telecommunications services indicate that most users desire lower costs, increased access speed, unfettered choice of content, video conferencing capability and simplicity. Industry sources indicate that the next wave of network build-out will occur in municipalities.

"LAST MILE" DELIVERY

The dramatic growth of telecommunications infrastructure and expanding bandwidth resources for major high population density areas has left some communities behind. The high speed, "last mile" connection from the network backbone to individual end-user sites necessary to access the global information highway is severely lacking in many communities outside of urban centers, especially in rural areas. The industry trend on focusing solely on delivery of greater telecommunications and network resources to high density metropolitan areas is comparable to building a multi-lane public highway without local on-ramps outside of urban centers. Due to the high cost of wiring the "last mile" most long distance service providers and network companies have largely directed their broadband investments toward serving densely populated, or so-called "tier-one" communities. We believe there is a substantial growth opportunity for installation of the infrastructure necessary to provide local access "on-ramps" to the global information highway and install "last mile" telecommunications and network resource solutions outside of high density urban hubs.

INDUSTRY OPPORTUNITIES

Only 7% of U.S. office buildings have fiber-optic lines running into their basements. This has been compared to an interstate highway system without any feeder roads. Consequently, there is a need to focus on the "last mile," which encompasses Universe2U's target market. There are signs that broadband could soon reach far more consumers than the relative few who have access to it now. According to the Gartner consulting firm, nearly 30% of U.S. households will have high-speed access to the Internet in 2004. In addition, studies have shown that traffic increases by more than 20% in households that have a high-speed connection.

Despite the significant and ongoing investments being made by telecommunications, cable television, and other companies to build network infrastructure, many industry sources believe that there is already a significant global bandwidth shortage that will continue to be unsatisfied during the foreseeable future. The U.S. Commerce Department, for example, reports that data traffic is doubling every 100 days, and Internet use is rising 10-fold every year. Other analysts have predicted that overall demand for bandwidth could rise to as much as 200-times current levels by 2005. Users can still log-on to the Internet or private corporate networks using a standard dialup modem. But considering that current modems operate at 56 Kbps, while optical network speeds are now measured in Giga-bits per second, 1 billion bits per second, we believe there will be substantial demand for enhanced infrastructure to accommodate broader access to these higher bandwidth networks.

Retailers are recognizing that they can attract more sales if more people are using the Internet. Three of the biggest retailers have announced deals with major Internet Service Providers (ISPs) to provide Internet access services at either very low or no cost. Kmart is linking with Yahoo to provide free Net access through a new ISP called BlueLight.com and America Online has signed with both Circuit City and Wal-Mart to provide certain Internet access. Jupiter Communications predicts that the number of US households accessing the Web without ISP fees will rise from 1.5 million today, to as many as 8.8 million by 2003. And while most analysts say major ISPs aren't threatened by the new trend, some smaller ISPs are moving away from the subscription-based business model in favor of one based on advertising revenues, commerce, and financial services.

Industry sources forecast that the number of PCs worldwide will exceed 100 million units in the near future. Access at slow speeds and large delay times on the Internet and the World Wide Web (WWW) are the source of many complaints. Most users are currently connecting with a modem at 28 kbps or 56 kps. Those who have cable modems are connecting at higher speeds of up to 1.5 megabits per second. The quality and content of an application running either at the minimum data rate or at a suitable data rate will be remarkably different. As an example, an electronic newspaper operating at 2000 kps (2 Mbps) integrates real-time streaming video and audio, and real-time block-transfer of other media such as pictures, text, and graphics. This is an attractive alternative for newspaper and for TV news since it composes with various media and adds interactivity. The same application at 28 kbps suffers from considerable delay time and does not allow the transmission of real-time streaming audio and video. The user might be disappointed by this kind of service. Downloading a film using a 56 kbps modem could take 8 hours, while over a broadband connection, only half an hour. Another element in e-commerce development will be the need to bring municipal services on-line and provide citizens the opportunity to find out what is going on in the community at any time, register children for activities, or pay a ticket, a tax bill, etc. Several North American communities are exploring this concept. Connect Ontario, a new provincial program whose mandate is to develop 50 SmartCommunities within the next 5 years in Ontario, Canada, is allocating funding for community 'portals' which would place all community resources through one access point on the Internet. All e-commerce services would therefore fit under one portal or one Internet web page and the Connect Ontario program could cover some of the developmental costs. The City of Toronto recently announced its intention to "be open for business" 24 hours a day, 7 days per week, by providing services online.

Projections by industry sources of market share for 2004 for all residential broadband subscribers are expected to be as follows:

   . Interexchange carriers ("IXCs") are projected to be market leaders, with 30% largely based on AT&T's cable operations;

   .  Independent Cable operators stand to capture 29%;

   . ILECs are expected to gain 2/3 of the DSL subscribers, however their overall market share is 22%;

   .  ISPs are expected to capture 14%, mainly from AOL's cable operation; and

   .  CLECs are expected to capture 5% of the market.

The North American residential market for broadband access services is expected, by industry sources, to increase to over $7 billion in 2004, from its level in 2000 of $1.4 billion. The market share of the delivery by delivery means will swing as follows (2000 share to 2004 share):

   .  Cable modems are expected to decrease from 72.8% to 57.6%;
   . DSLs are expected to increase from 23.4% to 32.8%; and . Wireless is expected to increase from 3.8% to 9.6%.

We expect fiber to the home to begin to capture some of the total market by 2004.

Projections of market share for 2004 for all commercial broadband subscribers are expected, by industry sources, to be as follows:

   . CLECs are projected to be market leaders, expected to capture 38% of total revenues;
   . ILECs are expected to capture 28%, with their strength in the DSL category;
   . IXCs are expected to capture 23%, as important resellers of DSL services; . ISPs are expected to capture 8%, mainly through reselling DSL; and . Independent Cable operators are expected to capture 3%.

The commercial market for broadband access services is expected to increase to over $3.5 billion in 2004, from its level in 2000 of $0.6 billion. The market share of the delivery by delivery means will swing as follows (2000 share to 2004 share):

   .  Cable modems are expected to decrease from 5.8% to 5.5%;
   . DSLs are expected to decrease from 64.2% to 56.2%; and . Wireless is expected to increase 30% to 38.3%.

We expect fiber to business to begin to capture some of the total market by 2004.

We believe that the telecommunications industry is in a state of dramatic growth due to deregulation, the demand for bandwidth, increased use of the Internet and the advancements in fiber optic cable deployment and central switching equipment efficiency. We believe that we have a parallel opportunity for growth as a provider of telecommunications infrastructure, network services, engineering, design, and telecommunications marketing and sales services.

OUR OPERATIONS

Our telecommunications operations focus on the following areas:

    .  universal access;
    .  open networks; and
    .  access creation.

We are currently pursuing a two-pronged business strategy:

    . to be an "infostructure" pioneer in developing SmartCommunities networks in partnership with local governments; SmartBuilding networks in partnership with institutions and business; and SmartLinks in partnership with rights-of-way owners, where we may take an equity position in the network; and

    . to design and build fiber optic networks and market telecommunication services for major telephone and cable television companies.

We believe that our two-pronged business strategy exploits growth opportunity in tier 2 and tier 3 communities, where roughly two-thirds of the North American population is located, as well as in the high population density urban areas where most investment in high-speed network infrastructure has been focused to date. In addition, our strategy enables us to pursue the growth areas of in-building networks and linking networks to connect communities together.

Our business strategy focuses on the concept that each of our operations is responsible for establishing and growing its own unique profitable organization. We achieve this through the development of relationships in their core strength area, introduction of best practices and the provision of contractual services. The individual operations may act as service providers to other telecommunications companies.

As a solutions integrator, our operations are integrated business units which provide turnkey solutions. In this case, instead of contractual project clients, we expect to target strategic alliances, partnerships and joint ventures where equity ownership is an integral component of the deal structure. We intend that our SmartCommunities networks, SmartBuildings networks and SmartLinks models all be approached on this basis. Where initially the primary revenue stream may be from our individual operating companies, we expect the longer term profitability to be driven by our equity/partnership model in all three network applications.

We believe that we are well positioned for growth as demand for greater bandwidth continues to escalate throughout North America. Just as the expectation for universal service drove the rapid expansion of telephone and electrical networks during the last century, we believe that businesses, communities, institutions and individuals will demand universal high-speed broadband telecom access to gain overall improvement in the quality of life. We believe that there is growing demand for fiber optic capacity and related network elements to transmit and service high-bandwidth data, voice and video. This growing demand is being accelerated by new applications and services and by improvements in "last mile" technology such as digital subscriber line and cable modems. In this changing market environment, we believe that we are in a favorable competitive position to satisfy this demand relative to other service providers due to our integrated technologies and flexible network architecture.

Our operations are conducted through our five divisions and four subsidiaries:

Divisions

    .  Network Solutions (newly created);
    .  Technology Solutions (newly created);

    . Network and System Design (formerly Photonics Engineering & Design Inc.); . Broadband Construction and Maintenance (formerly F.O.C.C., Fiber Optics
       Corporation of Canada Inc.); and
    .  Direct Sales and Marketing (formerly Canadian Cable Consultants Inc.).

Subsidiaries

    .  Coastal Networks Inc. (fiber optic network installation);
    .  MultiLink Networks Inc. (network sales);
    . CableTec Communications Inc. (underground construction); and . Universe2U Rights-of-way Agency Inc. (rights-of-way broker).

    . We organize delivery of services by our operations under four operational areas: Telecom Infrastructure operations, Direct Sales operations, Engineering and Design operations and Network Services and Alliance operations.

TELECOM INFRASTRUCTURE - This area is responsible for all building and maintaining of telecom infrastructure. Operations include work on long-haul networks, regional networks, community networks, and in-building networks using state-of-the-art fiber, wireless and copper based materials. We have two operations involved in this operational area: Broadband Construction and Maintenance ("BC&M") and Coastal. BC&M has been providing fiber optic network planning, engineering, and construction services to major communications and private network companies since 1987. Coastal is a parallel operation to BC&M and operates out of Michigan, USA.

SALES AND MARKETING - This area sells telecom products and services on behalf of telecommunications companies. The services include: telemarketing and direct sales services, cold sales, audits, customer satisfaction surveys, and promotion of additional bandwidth products and services within the cable and telecommunications industries. Our subsidiary operating in this area, Canadian Cable Consultants Inc. ("Canadian Cable") was formed in 1998. We currently have contracts with major cable TV operators, telephone, and rights-of-way ("ROW") owner companies. Canadian Cable also provides a captive marketing and sales organization for our "SmartCommunities" networks. We are seeking acquisitions to expand operations in this area in Canada and the United States. We also intend to expand activities in this area to include sales and marketing services for e-commerce, high volume call answer, bandwidth services, bundled telecommunications services, and the leasing of duct and fiber.

Our subsidiary operating Universe2U Rights-of-ways Agency Inc. is a 49% owner of a Michigan limited liability company, T-E Realty & Right-of-Way Agency, L.L.C. ("ROW Agency"). ROW Agency intends to act as marketing agent on behalf of U.S. Corporations interested in leasing their respective rights-of-way and easements to others for purposes of providing long-haul, point-to-point telecommunication services. Universe2U Rights-of-ways Agency Inc., by its participation as a Member of the ROW Agency, intends to assist in marketing rights-of-way.

MultiLink Networks, Inc. ("MultiLink"), operating out of Lansing, Michigan, is focused on obtaining rights-of-way and developing long-haul networks and regional networks. MultiLink works closely with the owner of the rights-of-way and we expect to enter into strategic alliances with them. MultiLink expects to obtain access to up to 50,000 miles of rights-of-way in the U.S. from utilities, on which we expect to develop open access networks.

ENGINEERING AND DESIGN - This area is responsible for all engineering and design activities. The prime focus of this function is driving ongoing improvement throughout the organization. These activities include: permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications and research and development. Photonics Engineering and Design Inc. is a company we recently formed in 1999 to specialize in designing and engineering fiber optic networks, as well as to manage the complex installation and connection tasks for central office and hub infrastructure construction, and rights-of-way management. The company uses advanced technology such as laser measurement, CAD, GIS, and GPS to ensure fast, accurate designs. We also expect to shortly create a research and development group to examine new products and services to enhance our service offerings.

NETWORK SERVICES AND ALLIANCES - This area is responsible for all third party supplier relations, including fiber, ducts, underground construction, directional boring, duct structure construction, civil construction activities and the preparation of building for the installation of switching equipment. Activities include: trenching, duct structures, directional boring, electrical installations, make ready, and similar actions. Our subsidiary operating in this area, CableTec Communications Inc., has been in business since 1982, and was acquired by Universe2U on May 31, 2000. CableTec provides underground construction services to electric rights-of-way owners, telecommunications companies, and cable television companies.

We are actively involved in design, construction, and post-installation sales support following network completion. We plan on obtaining an equity and/or a partnership position in various projects and new network installations where available to us. We believe that the scope of our services address a broad range of interrelated needs in the telecommunications network infrastructure market. As part of our business strategy, we also intend to organize consortiums for large-scale projects, such as coordinating SmartLinks and initiating major community-level projects with multiple partners.

SMARTCOMMUNITIES NETWORKS

"SmartCommunities" networks refer to partnerships with local governments, institutions, businesses, and rights-of-way owners to service the roughly two-thirds of the North American population that live outside of major urban centers where most investment in high-speed network infrastructure has been focused to date. SmartCommunities are communities that are driven by people's needs, not by the imposition of the underlying technology.

We believe that communities can develop themselves economically and diversify their economy by educating themselves on the opportunities made available through the Internet, understanding how it applies to them, and developing strategies to use the Internet as a tool to improve services and increase the number and variety of jobs in their communities.

We believe that high bandwidth can provide opportunities in the following areas:

   . Upgrade the skill level of the population in remote communities through e-learning and potentially change the economic fabric of the community including decreasing youth out-migration;
   . Provide services not currently available in remote communities such as telemedicine and remote monitoring;
   . Develop and link tele-workers to larger companies seeking human resources; . Improve e-commerce activities and generate new services within the community such as consideration for transportation and information technology;
   . Increase entrepreneurship by educating citizens on internet-based service provision and identifying new business examples that can be developed through the Internet or as a result of expanding local activities on the Internet.

Industry sources report that the best prospects for residential broadband services are found among households making more than $25,000 a year and headed by persons less than 55 years old. Nearly half of all U.S. households are believed to fit these demographic parameters.

There are a great number of potential uses or applications for the Internet that all require faster speeds than currently available to the home. The following is a list of applications which may be promoted and developed in a community:

   . Telework: working from home for an employer located in another region, running a home-based-business selling goods and services to a region or the world, working from a subsidiary office for an employer located in another region.

   . Call centers: a wired community could attract more call centers, and a virtual call center project with employees working from home would have a competitive advantage over other locations offering standard service.

   . Tele-medicine or tele-health: receiving health information or a consultation through a videoconference system, sending patient data to a specialist over the Internet for an opinion or assessment.

   . Tele-education or e-learning: attending a college, university, or training program from home or a community classroom connected to any number of educational institutions. Attending a conference or a one-on-one training session from home or the office, while the trainer or conference is located in another region.

   . Virtual libraries: the ability to browse through any library in the world, download books or articles, reserve and order books, talk to a librarian on-line from home, download a video available at the library, etc.

   . E-commerce: doing business on the Internet by developing a site where consumer can shop, pay bills, obtain information, register for a class, book a hotel room, etc.

   . Entertainment: receive videos, music, games, or other forms of entertainment from the Internet to your home computer.

   . IP Telephony: make telephone calls, with or without video (still or moving picture of the person you are calling), from a computer, through the internet (avoiding long distance charges).

   . Software access, data storage: allowing users to download a number of software from the Internet, sometimes free of charge. Allowing users to use a central memory located in another part of the world to store large files on a rental basis.

These applications may use one or more of the following technologies:

   . Digital video: largest potential user of bandwidth. A video is created with a computer instead of a film camera then sent over the Internet to the home user. The video is compressed using standards ranging from H.263 to MPEG-2 and can use from 56 kbps to 20 Mbps.

   . Digital audio and speech coding: music or voice is coded into the computer and sent over the Internet. New audio standards such as Dolby or Sound Blaster Live enable more lifelike 3-D sound, which requires high transmission capacity.

   . MPEG-4: standard for coding audio-visual objects and will enable a whole spectrum of new or improved application including audio-/visual broadcasting, interactive mobile multimedia communications, videophone, videoconference, multimedia videotext, games, interactive computer imagery sign language captioning, text-to-speech. MPEG-4 needs up to 15 Mbits/s for broadcast applications.

   . VoIP: voice over IP is a generic term that provides a telephone service over the Internet. It has not taken off because delays exceeding 250 milliseconds are unacceptable for quality of a telephone service and new technology must be provided to the consumer to transform an analogue signal into a digital signal. Many people are using this service today on the Internet to save long distance costs regardless of the quality of the call.

We believe that SmartCommunities can make the most of the opportunities that new technologies can afford. We believe that SmartCommunities can enhance community dialogue and create awareness of common community challenges and goals among its constituents. The challenge is to build a fiber optic infrastructure that can bring universal access to high bandwidth information and services to each SmartCommunities home, school, government, community institution and business.

OUR STRATEGY

FIBER OPTIC INFRASTRUCTURE AND NETWORKS STRATEGY

We aim to provide our customers with a high-quality, affordable single-source solution designed to address the following communications requirements:

   . A comprehensive telecommunications infrastructure solution from a single source. We effectively function as our customers' project manager and provide the convenience of "one stop shopping." We cluster our cooperating companies into four areas:

      communications infrastructure, engineering and design, direct sales and support services.

   . A close working relationship with the rights-of-way owners where we build the networks. We obtain and coordinate all telecom infrastructure permissions from the property owners. The property owners include: building owners, rights-of-way owners, municipalities, state and federal governments, telecommunication carriers, corporations, and private individuals.

   . A reliable, robust network with performance levels and pricing that has traditionally been available only to large corporations. Our solution encourages the sharing of limited rights-of-way to reduce the cost of building the infrastructure.

   . Rapid installation and service expansion while holding down the capital outlay by customers. Additionally, we intend to provide the ability for customers to lease our infrastructure; to help our customers avoid significant capital outlays as well as mitigate the risks of encountering communications capacity constraints.

   . On-site or near-site customer service and support. Each of our customers is assigned a dedicated, experienced team available on a 24/7 response to network issues .

Our objective is to become the preferred facilities-based provider of broadband communications infrastructure and Internet connectivity solutions to communications carriers, corporations and government agencies, in our target markets. We intend to focus our strategy on outsourced network design, engineering, construction, and marketing. We also intend to organize consortiums for large-scale projects, such as SmartLinks, and initiate major community-level projects with multiple partners.

SMARTCOMMUNITIES STRATEGY

To provide maximum benefit to participating communities, as well as to ensure efficient progress in the specific projects, we have developed a three-phased approach for "SmartCommunities" network construction.

Phase One: Delivery of "immediate bandwidth relief" through the deployment of a combination of existing high-capacity wireless microwave backbone technology and spread-spectrum wireless and copper-based access technology known as DSL, or Digital Subscriber Loop. We initially rely on our customer's physical points of presence and the rental of existing telephone company copper infrastructure.

Phase Two: the second phase of the strategy is to build fiber-optic backbone infrastructure along the path serviced by the wireless microwave deployed in Phase One. As the fiber-optic backbone reaches and surpasses the wireless systems, the wireless equipment is either re-deployed to other communities, or traded-in to the equipment manufacturer for credit towards fiber-optic equipment. We use public sector real estate to locate our switching and termination equipment, such as school buildings, libraries, and municipal government buildings, usually at nominal cost.

Phase Three: We assist the local ROW owner and government by setting up an operational management company called "The SmartCommunities Network Management Company", in order to oversee the sale of services to the private sector. We intend to invest in this company and retain an equity position. In this manner, the "community owned" operation which was deployed according to a "cost recovery" model, gives way to a "public-private" company operating according to a "for profit" model with any profits on the public sector equity portion to return to the respective community and be available for investment in other programs.

In our "SmartCommunities" model, the public sector is our partner. We bring to them a method of achieving high capacity telecommunications access built on a cost recovery basis. We also position ourselves as an organization that is funded by the public sector, for the public sector. Although the community is the provider of purchase orders and our revenue streams through their control of the local ROW owner, we intend to develop a high-level, strategic relationship with end-users, such as school boards, hospitals, and municipal government groups. In addition, we recruit and train local personnel for building of the infrastructure, ongoing maintenance of the system and the selling of services. We expect to mutually benefit from a strong local presence.

Federal, provincial, state, and local governments have recognized the broadband access problem afflicting tier-two and tier-three communities and are increasingly making funds available for infrastructure development projects. The government of the Province of Ontario has already earmarked $100 million for telecommunications networks, and industry sources expect other regions throughout Canada and the U.S. to follow suit.

In addition, deregulation has led electric rights-of-way owners to aggressively explore new business opportunities, both as a response to increased competition in their core businesses, as well as to overcome limits to low growth expansion in the delivery of electricity. Electric rights-of-way owners are extremely well positioned to enter the telecommunications business and have material incentives to participate in "SmartCommunities" network projects such as valuable rights-of-way needed for network construction and several other distinct advantages, including, existing conduit infrastructure, such as poles and ducts; the ability to finance significant long-term investments; structural access to buildings such as spare ducts that are already in place, equipment space in buildings such as transformer vaults, electrical network monitoring centers already in place, expertise in "last mile" construction and service, crews trained in working outdoors, 24/7 repair teams; and, sophisticated customer billing systems and processes. We believe that rights-of-way owners are highly motivated to become partners with their communities: helping the community helps to support an existing customer base and customers may be less likely to switch suppliers if they are receiving multiple services from the same provider. Our Chief Executive Officer, Kim Allen, is the former CEO of Scarborough (Ontario) Public Utility Commission, a $400 million water and electric utility. While serving in that position, he directed their successful diversification into the telecommunications business. We have already initiated construction of "SmartCommunities" networks in Ontario, Canada.

We believe that SmartCommunities networks will not only serve a critical role for the community by bringing much needed broadband access, we expect them to also provide us with long-term income potential through our equity stake in the management company, however, there can be no assurance in this regard.

SMARTBUILDINGS INFOSTRUCTURE STRATEGY

By 2004, industry sources expect a substantial portion of large metropolitan buildings will be served directly by fiber. Technical improvements are making fiber economical for a wider range of end users. In 2004, it is anticipated that 68,000 buildings with direct fiber connections are expected to accommodate 1,349,000 establishments.

To provide maximum benefit to participating building owners, as well as to ensure efficient progress in the specific projects, we have developed a three-phased approach for "SmartBuilding" network construction.

Phase One: Delivery of "immediate bandwidth relief" where we quickly deploy a combination of existing copper-based access technology known as DSL, or Digital Subscriber Loop. We initially rely on our customer's physical points of presence and the existing telephone copper infrastructure.

Phase Two: the second phase of the strategy is to build fiber-optic backbone infrastructure to the floor or other appropriate gathering point and use convention copper based network technology to the suite or office.

Phase Three: We assist the building owner in setting up an operational management company in order to oversee the sale of services to the private sector. We intend to invest and retain an equity position.

In our "SmartBuilding" model, the property owner/manager is our partner. We bring to them a method of achieving high capacity telecommunications access built on a cost recovery basis.

Building owners are extremely well positioned to enter the telecommunications business and have material incentives to participate in "SmartBuilding" network projects such as valuable rights-of-way needed for network construction and several other distinct advantages, including, existing conduit infrastructure, the ability to finance significant long-term investments; structural access to buildings such as spare ducts that are already in place, equipment space in buildings, electrical network monitoring centers already in place, expertise in construction and service, 24/7 repair teams; and, billing systems. We believe that building owners are highly motivated to become partners with their tenants: helping their tenants helps to support an existing customer base and those customers may be less likely to switch if they are receiving multiple services from the building owner.

We believe that SmartBuildings networks will not only serve a critical role for the community by bringing much needed broadband access, we expect them to also provide us with long-term income potential through our equity stake in the management company, however there can be no assurance in this regard.

SMARTLINKS INFOSTRUCTURE STRATEGY

Our SmartLinks will initially offer three products, lease of duct space, lease of an entire fiber cable within a duct, and the lease of state-of-the-art fiber strands. We expect to work closely with the rights-of-way owners. They are extremely well positioned to enter the telecommunications business and have material incentives to participate in "SmartLinks" projects such as valuable rights-of-way needed for network construction and several other distinct advantages, including, existing conduit infrastructure, and the ability to finance significant long-term investments. As described above, we believe that rights-of-way owners are highly motivated to become our partners.

To exploit the growing demand for bandwidth and enhanced network services, our strategy is to:

    . provide high-bandwidth connectivity between, and co-location facilities; . pursue additional strategic alliances in network services and technology; . extend the reach of our infostructure through development, swaps and acquisitions of fiber and capacity;
    . increase, in collaboration with our customers, the number of products and services that we offer, and develop managed bandwidth products and services;
    . capitalize on the experience and relationships management and our partners; and
    . develop and operate a technologically advanced, high-capacity, low-cost network.

We intend to expand our infostructure to provide connectivity on a North American basis. Our network's design can greatly reduce complexity of access and cost while allowing us to offer increased reliability and a wide range of products and services.

Our current and targeted customers include new and incumbent telecommunications service providers, Internet service providers, application service providers, storage service providers and large organizations with enterprise network needs. We believe that these customers have a limited choice of independent service providers capable of offering high-capacity, reliable, secure and cost-effective services between centers in North America. As a result, we believe that our targeted customers will buy services from us rather than purchase them from another source or build these service capabilities themselves. To meet our customers' requirements, we intend on offering a wide range of services on a scalable basis, including network infrastructure, dark fiber and conduit for sale, grant of indefeasible right of use or lease and construction services supporting the development of the network.

ADDITIONAL STRATEGIC ALLIANCES IN NETWORK SERVICES AND TECHNOLOGY

We intend to pursue additional strategic alliances with communications providers that have high-bandwidth needs and who offer us long-term, high capacity commitments for traffic on our network. Such strategic alliances could also allow us to combine our capabilities with those of our strategic alliance partners and thereby offer our customers additional products and services. Our relationship with Gateway Networks and FiberCo., emerging broadband services providers, are examples of this strategy.

COMPETITION

We face competition from many telecommunications providers with significantly greater financial resources, well-established brand names, larger customer bases and diverse strategic plans and technologies. Intense competition has led to declining prices and margins for many communications services. We expect this trend to continue as competition intensifies in the future. The following discussion identifies some of the competitive conditions within our area of business operations. Within our four areas of business operations, the telecommunications business is extremely competitive, particularly with respect to price and service. Competitors include incumbent local telephone and exchange carriers, long-distance telephone carriers, facilities-based communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone system operators, Internet service providers, digital subscriber line companies and other large end-users with private networks. Most of our competitors are capable of offering, and in some cases do offer, services substantially similar to those offered by us and may be able to offer them a lower cost. We expect that the principal competitive factors in this market are uncongested connectivity, quality of facilities, level of customer service, price, the financial stability and credibility of the provider, brand name and the availability of network management tools.

Some of our principal competitors include Exodus Communications, Inc., Frontier Corporation, Global Crossing Ltd., NEXTLINK Communications, Inc., Hiway Technologies, Inc., Verio Inc., 360networks Inc., British Telecommunications plc, Deutsche Telekom AG, France Telecom S.A., Qwest Communications International Inc., Allied Riser, Cypress Communication, Williams Communications Group, Inc., KPNQwest, Colt Telecom Group plc, Level 3 Communications, Inc., Mastec, Metromedia Fiber Network, Inc., Western Integrated Networks, WideOpenWest, Grande Communications, RCN Inc., Rhythms Net Connections, Globix Corporation, Concentric Network Corporation, SBC Communications Inc., PSINet, Inc., Agruss Communications, Dycomm Industries, Quanta Services, Cygnal Inc., global, regional and local telecommunications and cable companies, such as Call-Net, AT&T, Sprint, MCI WorldCom and Regional Bell Operating Companies, and Rogers Cable and companies capable of offering services similar to those provided by us, including communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers and wireless telephone operators.

Some competitors already own fiber optic cables as part of their telecommunications networks. Accordingly, any of these carriers could directly compete with us in the market for leasing fiber capacity. In addition, some communications carriers and local cable companies have extensive networks in place that could be upgraded to fiber optic cable, as well as sufficient resources to begin construction to equip their networks which would result in substantially increased competition for us. Agreements with the municipalities and other local and state governments typically are not exclusive. Competitors could enter into agreements with local and state governments and compete directly with us in each of our areas of operations.

We may also face competition from existing or prospective customers who employ in-house personnel to perform some of the same types of services we provide.

There are relatively few significant barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors.

There are new and alternative telecommunications technologies being developed. Competitors might use new or alternative technologies to offer better or less expensive services than we can provide. The development and deployment by competitors of new technologies or the significant penetration of alternative technologies or delivery of lower cost services into our target market may increase competition for our business.

REGULATION

As a provider of communications facilities, we are subject to varying degrees of regulation in each of the jurisdictions in which we operate. In the United States, some aspects of our services are regulated by the FCC and various state regulatory bodies. In some local jurisdictions, we must obtain approval to operate or construct our networks.

FEDERAL

In the United States, federal telecommunications law directly shapes the market in which we compete. We offer two types of services -- the leasing of dark fiber and the provision of telecommunications transmission services -- that are subject to varying degrees of regulation by the FCC pursuant to the provisions of the Communications Act of 1934 (the "Communications Act"), as amended, by the 1996 Telecom Act, and by FCC regulations implementing and interpreting the Communications Act.

The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area. The 1996 Telecom Act modified the pole attachment provisions of the Communications Act by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or rights-of-way controlled by the utility. The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services. These regulations are likely to increase significantly the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations became effective in 2001 and subsequent increases in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a subsequent period of five years, until 2006. There can be no assurance that FCC existing, or as yet to be proposed, access requirements and infrastructure rate control will not have a material adverse affect on our business.

The 1996 Telecom Act imposes legal requirements on "common carriers" who engage in "interstate or foreign communication by wire or radio" and on "telecommunications carriers." Telecommunications carriers, or common carriers, are providers of telecommunications services, which is defined by the Communications Act as the offering of telecommunications for a fee "directly to the public" or to all potential users of an indiscriminate basis subject to standardized rates, terms, and conditions. The 1996 Telecom Act largely removed barriers to entry in the local telephone market that was monopolized by the Bell Operating Companies and other incumbent local exchange carriers by preempting state and local laws that restrict competition and by requiring incumbent local exchange telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. The 1996 Telecom Act also facilitates the entry of utility companies into the telecommunications market. The 1996 Telecom Act also largely eliminated the prohibition against telco-cable cross-ownership, however, it still prohibits a telephone company or a cable system operator in the same market from acquiring each other, except in limited circumstances, such as in areas of smaller population. This change in regulatory environment will likely result in intensified industry consolidation and may further result in increased market competitiveness of such merged companies. Any such mergers could increase the strength of current or potential competitors against whom we compete now or must compete against in the future.

STATE

The 1996 Telecom Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits, or has the effect of prohibiting, any person from providing any interstate or intrastate telecommunications service. Nonetheless, this provision of the 1996 Telecom Act should enable us and our customers to provide telecommunications services in states that previously prohibited competitive entry.

However, states retain jurisdiction, on a competitively neutral basis, under the 1996 Telecom Act, to adopt regulations necessary to preserve universal service, protect public safety and welfare, manage public rights of way, ensure the continued quality of communications services and safeguard the rights of consumers.

States continue to determine the rates that ILECs can charge for most of their intrastate services. They are also responsible for mediating and arbitrating ILEC interconnection arrangements with other carriers if voluntary agreements are not reached. Accordingly, state involvement in local telecommunications services is substantial.

Each state (and the District of Columbia, which is treated as a state for the purpose of regulation of telecommunications services) has its own statutory scheme for regulating providers of telecommunications services if they are "common carriers" or "public utilities". As with the federal regulatory scheme, we believe that the offering of dark fiber facilities does not make us a common carrier or public utility so we would not be subject to this type of regulation in most jurisdictions in which we currently have or plan to construct facilities.

State regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. At present, we do not anticipate that the regulatory requirements to which we will be subject in the states in which we currently intend to operate will have any material adverse effect on our operations. These regulations may require, among other things, that we obtain certification to operate, and that we provide notification of, or obtain authorization for, certain corporate transactions. In any event, we will incur certain costs to comply with these and other regulatory requirements such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments, including contributions to state universal service programs. In some jurisdictions, our pricing flexibility for intra-state services may be limited because of regulation, although our direct competitors will be subject to similar restrictions. However, we make no assurances that future regulatory, judicial, or legislative action will not materially adversely affect us.

LOCAL

Regulatory responsibility for essentially local aspects of our business such as system design and construction, safety, and consumer services remains largely with either state or local officials and, in some jurisdictions, with both. For example, local governments, such as the City of New York, typically retain the ability to manage public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services and local governments may not treat telecommunication service providers in a discriminatory manner. Because of the need to obtain approvals, local authorities affect the timing and costs associated with our use of public rights-of-way. In addition, some local authorities must approve or be notified of certain corporate transactions. These regulations may have an adverse effect on our business.

We believe that current regulations affecting our business will not have a material affect on our operations, however there can be no assurance in this regard. Regulation of the communications industry is evolving rapidly. The regulations that apply to us are subject to ongoing administrative proceedings, litigation and legislation. The outcome of these various proceedings, as well as any other regulatory initiatives, cannot be predicted. Application of existing or future regulatory changes may have a material adverse affect on our business and operations. The full extent to which other companies in the industry will compete with us with respect to regulatory regime requirements may not be known for several years. There can be no assurance that existing or as yet unproposed regulations, will not become adverse competitive factors in the future and render our SmartLinks less profitable or even obsolete.

INTELLECTUAL PROPERTY

We regard certain aspects of our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently. We do not currently have any technologies that are patented or under application for patent.

RESEARCH AND DEVELOPMENT

We have not engaged in any research and development programs to date. We may establish a research and development program in the future.

EMPLOYEES

As of December 31, 2000, the Company had 137 employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationships with our employees to be good.

OTHER BUSINESS INFORMATION

We are not involved in any bankruptcy, receivership or similar proceeding.

There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

PROPERTIES
----------

As of December 31, 2000, the Company has facilities consisting of approximately 20,000 square feet in Richmond Hill, Ontario which we occupy under a lease which expires in July 2003. We believe that our current facilities will be sufficient during the foreseeable future, however, as we expand into new markets we intend to add office space. We share space at our corporate headquarters with our operations. Our other operations maintain facilities as follows: Coastal rents approximately 5,350 square feet of space in Troy, Michigan under a lease ending November 30, 2003; MultiLink rents approximately 2,500 square feet of space in Lansing, Michigan under a lease ending July 31, 2003; Canadian Cable rents approximately 1,200 square feet of space in Ottawa, Ontario under a lease ending February 28, 2002 as well as approximately 2,300 square feet in Barrie, Ontario, under a lease ending August 31, 2005; and CableTec rents approximately 8,300 square feet of space in Ajax, Ontario under a lease ending December 14, 2005. BC&M also rents approximately 4,000 square feet in LaSalle, Ontario, under a lease expiring September 30, 2002.



LEGAL PROCEEDINGS
-----------------

We are a party to several lawsuits as described in greater detail below. Our management believes that the Company's positions are meritorious and that we will prevail in all such actions, however, there can be no assurance in this regard.

We are a defendant in Hollands v. Universe2U Inc., brought in the Ontario Superior Court of Justice, court file no. 00-CV-197308, commenced September 15, 2000. The Plaintiff is Robert Hollands. The Defendants also include our officers, Kim Allen, Angelo Boujos and Andrew Eyres. Robert Hollands is a former employee of ours who is suing for, inter alia, damages for wrongful dismissal, damages for alleged outstanding commissions, as well as, the court enforced delivery to him of certain shares which he claims are owed to him by way of signing bonus and pursuant to stock options. Mr. Hollands' employment was governed by an employment contract which, among other things, required Mr. Hollands to achieve certain sales for the Company. According to our records, Mr. Hollands, in fact, completed no sales during his employment as to which his stock based compensation was tied. It is our position that his employment was terminated for cause pursuant to the terms of his employment contract for having, inter alia, failed to achieve required sales despite warnings, both orally and in writing. Having been terminated for cause, we have taken the position that Mr. Hollands is not entitled to any of the shares for which he is suing us. As against us, Mr. Hollands is seeking damages for wrongful dismissal and loss of opportunity in the sum of $4,000,000, a declaration that the plaintiff is the owner of 2,000,000 common shares (giving effect to the May 2000 stock dividend) of our Company and a mandatory order requiring us to issue the stock to the Plaintiff, equitable damages to compensate the Plaintiff for any reduction in value to the Plaintiff's shares, an accounting of our sales and projected sales, and a declaration that the Plaintiff is not bound by any non-competition covenant. Mr. Hollands' claims against all of the Defendants include the following: a declaration that the Plaintiff has been oppressed and relief from oppression by requiring the Defendants to purchase 2,000,000 shares of the Company for the Plaintiff and damages in the amount of $5,000,000, for conspiracy to interfere with economic relations. We, and the other defendants, believe Mr. Hollands' allegations are without merit and intend to defend vigorously Mr. Hollands' action.

Our subsidiaries, Canadian Cable and CableTec, are the plaintiffs in Canadian Cable Consultants Inc., et al., v. Dan McAleer et al., brought in Ontario Superior Court of Justice, court file no. 00-CV-197416, commenced September 18, 2000. The Defendants are Dan McAleer, Gerry Roy and 1353042 Ontario Limited, c.o.b. Northern Call Solutions Inc. Canadian Cable out-sourced telemarketing work to Northern Call Solutions. The relationship was governed by a written contract. Canadian Cable has sued Northern Call Solutions for breach of contract for having wrongfully solicited certain of Canadian Cable's key employees to leave Canadian Cable and work for Northern Call Solutions and for having wrongfully solicited the customers and work of Canadian Cable. Canadian Cable has sued Dan McAleer and Gerry Roy, both former employees of Canadian Cable, for having solicited the employees and customers of Canadian Cable. As against Northern Call Solutions, the relief sought includes an interim and permanent injunction restraining the Defendants from soliciting the employees and customers of Canadian Cable and returning confidential information, damages for breach of contract, breach of fiduciary duty and tortious interference with economic interests in the amount of $1,000,000, punitive damages in the amount of $100,000, an interim interlocutory and permanent injunction, requiring Northern to provide Canadian Cable with all daily reports previously prepared but not delivered, and all future daily reports, which reports list all of the calls made on any particular day by each telemarketer of Northern in accordance with
Article 3 of the telemarketing services agreement between Northern and Canadian Cable, dated January 7, 2000 (the "Northern Call Centre Agreement"), requiring Northern to provide Canadian Cable with appropriate access to Northern's books, records and other supporting documentation of Northern in order to enable Canadian Cable to perform the audit provided in the Northern Call Centre Agreement, requiring Northern deliver to Canadian Cable any and all material prepared or developed by Northern or any materials furnished to Northern by Canadian Cable in connection with the Northern Call Centre Agreement, restraining Northern from divulging to third parties any information obtained from or through Canadian Cable or developed by Northern in connection with the Northern Call Centre Agreement, and as against Daniel McAleer, damages in the amount of $1,000,000 for breach of contract, breach of fiduciary duty, tortious interference with business relations, and tortious interference with economic expectancy, punitive damages in the amount of $100,000, and an interim interlocutory and permanent injunction restraining McAleer from disclosing to any person or in any way making use of, in any manner, any of the Trade Secrets of Canadian Cable, as provided in the employment agreement between McAleer and Canadian, dated February 2, 2000 (the "McAleer Employment Agreement"), restraining McAleer from (i) being a party to or abetting any solicitations of customers, clients or suppliers of Canadian Cable or any of its associates or affiliates, (ii) transferring business from Canadian Cable or any of its associates or affiliates to any other person, or (iii) seeking in any way to persuade or entice any executive employee of Canadian Cable or any of its associates or affiliates to leave that employment or from being a party to or abetting any such action, as provided in the McAleer Employment Agreement, restraining McAleer from, in any capacity whatsoever, carrying on, being engaged in, being employed by, or having any interest in any business similar to the business carried on by Canadian Cable or any of its associates or affiliates for a period of one year following the date of termination of his employment. The Plaintiff, CableTec, claims against the Defendant, Gerry Roy, damages in the amount of $500,000, for breach of contract, breach of fiduciary duty and tortious interference with economic relations, punitive damages in the amount of $25,000, and an interlocutory and permanent injunction restraining Roy from (i) being a party to or abetting any solicitations of customers, clients or suppliers of CableTec or any of its associates or affiliates, (ii) transferring business from CableTec or any of its associates or affiliates to any other person, or (iii) seeking in any way to persuade or entice any executive employee of CableTec or any of its associates or affiliates to leave that employment or from being a party to or abetting any such action, as provided in that certain employment agreement between CableTec and Roy dated August 11, 2000 (the "Roy Employment Agreement"), and restraining Roy from impairing or diminishing the goodwill of CableTec with respect to those of CableTec's customers, clients and suppliers with whom Roy, except by virtue of his employment with CableTec, would not have developed a close and direct relationship. Our management believes that our subsidiaries' positions are meritorious and that our operations will prevail in such actions, however, there can be no assurance in this regard.

Our subsidiary, Canadian Cable, and our employees William McGill and others, are defendants in a lawsuit brought by Northern Call Solutions, which is essentially a counterclaim to the action described in the paragraph immediately above. The proceeding is pending in Ontario Superior Court of Justice as court file no. 00-CV-198071, commenced September 29, 2000. Northern Call Solutions has claimed breach of contract for accounts alleged to have not been paid and for breach of contract of the telemarketing agreement between the companies. Northern Call Solutions has also sued certain of Canadian Cable's employees personally for having allegedly wrongfully solicited certain Northern Call Solution employees. Canadian Cable denies all of the allegations. The relief sought, as against all the Defendants, includes an interim and permanent injunction restraining the defendants from soliciting the plaintiff's employees or making use of confidential information, damages for breach of contract, breach of fiduciary duty and tortious interference with economic interests in the amount of $1,000,000, punitive damages in the amount of $100,000, and as against the Defendant Canadian Cable Consultants, the sum of $85,275, for unpaid accounts, and damages for breach of contract and misrepresentation in the amount of $1,000,000. We believe the counterclaims are without merit and intend to defend vigorously this action.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of 2000.


                                    PART II

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

Universe2U Inc. Common Stock (trading symbol "UTOU") is listed for trading on the Over The Counter Bulletin Board. Information on the high and low sales prices for the Company Common Stock is set forth as follows:


          Quarterly Period Ended             High        Low
          -----------------------            ----        ---
          June 30, 2000                      $9.00      $0.78
          September 30, 2000                 $9.50      $5.00
          December 31, 2000                  $7.50      $4.75


For the partial quarterly period beginning January 1, 2001 through March 1, 2001, the high and low sales prices of the Company's Common Stock were $5.09 and $2.31, respectively.

There are approximately 68 holders of record and approximately 392 holders who beneficially own common stock in street name accounts of broker/dealers as of March 1, 2001.

To date, we have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our earnings for future growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Universe2U Inc. has sold or issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). No underwriters were used in connection with these sales and issuances.

On May 17, 2000, the Company issued an aggregate of 5,000,000 shares of common stock to Angelo Boujos, Josie Boujos, Andrew Eyres and William McGill in connection with the acquisition of Universe2U Inc. (Ontario). The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On May 26, 2000, and May 27, 2000, an Ontario, Canada subsidiary of the Company issued an aggregate of 833,000 shares of exchangeable securities. Such securities are exchangeable at any time on a one-for-one basis for shares of Company common stock without payment of further consideration. The exchangeable securities were issued in connection with the conversion of debentures held by thirteen Non-U.S. investors. Such issuance was made under Regulation S of the Securities Act. Such debentures had been issued by Universe2U Inc. (Ontario) prior to its acquisition by the Company.

From June through November 2000, the Company sold to non-U.S. investors as part of a private placement offering under Regulation S of the Securities Act, 621,500 shares of common stock at a purchase price of $5.00 per share and warrants exercisable for the purchase of 621,500 shares of common stock at an exercise price of $5.00 per share.

In June 2000, the Company issued 20,000 shares of common stock to one accredited U.S. investor under Section 4(2) of the Securities Act.

On June 9, 2000, the Company issued to Mr. Angelo Boujos, Chairman of the Company, 100,000 shares of restricted common stock in exchange for the conversion of approximately $429,000 of indebtedness of the Company to Mr. Boujos. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the foregoing shares. The foregoing securities were issued pursuant to the exemption from registration provided by Regulation S promulgated
under the Securities Act.   Further details regarding issuance of the foregoing
securities are set forth in the Management's Discussion and Analysis under "Subsequent Events."

In September 2000, the Company sold to a non-U.S. investor as part of a private placement offering under Regulation S of the Securities Act, 100,000 shares of common stock at a purchase price of $5.00 per share and warrants exercisable for the purchase of 100,000 shares of common stock at an exercise price of $5.00 per share.

On March 13, 2001, the Company consummated the sale to Dominion Fixed Income Plus Investments Ltd. ("Dominion") of 219,725 shares of its common stock in a private placement which resulted in net proceeds to the Company of $550,000. The foregoing securities were issued pursuant to the exemption from registration
provided by Regulation S promulgated under the Securities Act.   Further details
regarding issuance of the foregoing securities are set forth below in the Management's Discussion and Analysis under "Subsequent Events."


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The following should be read in conjunction with our Combined Financial Statements for the year ended December 31, 2001.

General

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

Prior to the acquisition, under the name Paxton Mining Corporation, we were an early stage development company organized to acquire, explore and develop mining properties. Following the acquisition, we ceased any mining-related activities.

Our Company provides telecommunications access solutions to communities, communications carriers and other corporate and government customers in North America. We are a facilities-based provider of advanced fiber optic solutions and high-bandwidth connectivity that enables high-speed access to the Internet, telecommunications, and other data networks. We provide open access networks that are available to all service providers. We are not a carrier nor do we provide regulated telecommunications services.

BUSINESS STRATEGY

Our telecommunications operations focus on the following areas:
    .  universal access;
    .  open networks; and
    .  access creation.

We are currently pursuing a two-pronged business strategy:

    . to be an "infostructure" pioneer in developing SmartCommunities networks in partnership with local governments; SmartBuilding networks in partnership with institutions and business; and SmartLinks in partnership with rights-of-way owners, where we may take an equity position in the network; and
    . to design and build fiber optic networks and market telecommunication services for major telephone and cable television companies.

We believe that our two-pronged business strategy promotes high-speed access growth opportunities in Tier 2 and Tier 3 communities, where roughly two-thirds of the North American population are located, as well as in the high population density urban areas where most investment in high-speed network infrastructure has been focused to date.

In addition, our strategy enables us to pursue the growth areas of in-building networks and linking networks to connect communities together.

We can provide turnkey service offerings. Instead of contractual project clients, we expect to target strategic alliances, partnerships and joint ventures where equity ownership is an integral component of the deal structure. Our SmartCommunities networks, SmartBuildings networks and SmartLinks models will all be designed on this basis. Where initially the primary revenue stream will be from the individual operations, the long term revenue stream and profitability will be driven by our equity/partnership model in all three network applications.

We have experienced operating losses and expect to continue to generate losses into the foreseeable future while we continue to expand our customer base and internal information systems.

OPERATING SEGMENTS

The Company's operations are organized into segments based on the nature of products and services provided and into geographical segments based on the location of customers. The Company's operations can be classified into four reportable operating segments: Fiber Construction and Maintenance Services ("FCMS"), Fiber Network and System Engineering and Design ("FN&SED"), Sales and Marketing ("S&M") and Network Services ("NS"), and also into two reportable geographic regions: Canada and the United States.

The FC&MS segment is responsible for building and maintaining the telecom infrastructure including long-haul network builds, regional networks, community networks, and in-building networks. The focus is on physical infrastructure to support telecommunications encompassing fiber, wireless and copper based telecommunications.

The FN&SED segment is responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights-of-ways.

The S&M segment is responsible for all direct sales which involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right-of-way owners. The segment also acts as broker for sales of rights-of-ways.

The NS segment is a support service for the other operating segments.

REVENUES AND EXPENSES

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

We have ongoing relationships with Windsor Utility Commission and Grimsby Power. We continue to build their networks through a series of purchase orders. We are supplying the fiber optic cable and the major components needed to build their networks. We expect these to be long-term relationships.

Most other revenue is obtained through purchase orders ranging in value from a few thousand dollars to over a quarter of a million dollars.

We believe that our ability to generate revenues in the future will be affected primarily by the following factors, some of which we cannot control:

  .  our ability to acquire the needed financing for infostructure projects;
  . our ability to grow our engineering, design, construction and direct sales business to drive the organic growth;
  .  our ability to obtain customers before our competitors do;
  .  our ability to achieve adequate margins on materials;
  .  the demand for our network services;
  . the level of competition we face from other telecommunications services providers, including price and margins for communications services over time;
  . the ability of the "new" entrants into the telecommunications industry to pay for our services on a timely basis; and

  . possible regulatory changes, including regulations requiring building owners to give access to competitive providers of communications services.

Our cost of sales consists primarily of costs of infrastructure materials, and associated costs of installation such as labor, equipment leases and capital asset amortization expense. We expect these costs to increase in aggregate dollar amount as we continue to grow our business but to decline as a percentage of revenues with respect to materials costs due to economies of scale, expected improvements in technology and price competition from an increased number of vendors, however, there can be no assurance in this regard.

Selling expenses include sales salaries and commission payments and marketing, advertising and promotional expenses. We expect to incur significant sales and marketing expenses as we continue to grow our business and build our brand. General and administrative expenses include costs associated with the recruiting and compensation of corporate administration, customer care and technical services personnel as well as costs of travel, entertainment, back office systems, legal, accounting and other professional services. We expect these costs to increase significantly as we expand our operations, but decline as a percentage of revenues due to economies of scale, however there can be no assurance in this regard.

We intend to pursue business partnering, acquisitions and other strategic relationships to expand our customer base, our ability to offer turnkey solutions and geographic presence. We expect these activities to significantly affect our results of operations and require us to raise additional capital. However there can be no assurance as to the level of such activities, if any, in the future.

ACQUISITIONS IN THE YEAR 2000

Effective as of May 31, 2000, the Company, through a wholly owned subsidiary ("Subco") incorporated pursuant to the laws of the Province of Ontario, completed the acquisition of CableTec (formerly Bernie Tan Investments Inc.). Subco had entered into a definitive share purchase agreement to acquire CableTec on January 25, 2000 (the "Agreement").

Pursuant to the terms of the Agreement, Subco agreed to acquire all of the outstanding shares of CableTec in consideration for the payment of Cdn$1.5 million. The transaction was originally intended to close in February 2000.

The terms of the Agreement were amended in March and in May 2000 to extend the closing date to May 31, 2000. In addition, the Agreement was amended to grant Bernard Tanunagara, currently President of the Company's CableTec Communications subsidiary, an option to acquire up to 200,000 common shares of the Company at an exercise price of Cdn$7.50 per share.

AMALGAMATION

As at December 31, 2000, the Company amalgamated the wholly-owned subsidiaries formerly operating as Fiber Optics Corporation of Canada Inc., Canadian Cable Consultants Inc. and Photonics Engineering & Design Inc., into Universe2U Canada Inc. The Company plans to amalgamate CableTec Communications Inc. into Universe2U Canada Inc. during the current fiscal year.

RESULTS OF OPERATIONS

The financial information has been presented on a combined basis due to the reorganization of the corporate structure, which was effective April 1, 1999. Prior to the reorganization, the operations were controlled by a group that subsequently controls the Company. The financial information has been presented on the basis that the present structure existed from the date of incorporation of each operation.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation adopted in the current period financial statements.

Total revenues increased $4.0 million, or 250% to $5.6 million for the year ended December 31, 2000 from $1.6 million for the year ended December 31, 1999. The increase can largely be attributed to the change in business strategy to build turnkey solutions for customers. This would include the start of two community projects in the third quarter of 1999. The acquisition of CableTec Communications Inc. "CableTec", effective May 31, 2000 increased sales for the period ended December 31, 2000 by $0.4 million.

For the year ended December 31, 2000, the total revenue for the FC&MS operating segment was $3.7 million.

For the year ended December 31, 2000, the total revenue for the FN&SE operating segment was $393 thousand.

For the year ended December 31, 2000, the total revenue for the S&M operating segment was $1.2 million.

For the year ended December 31, 2000, the total revenue for the NS operating segment was $391 thousand.

For the three-months ended December 31, 2000 sales were $1.4 million, an increase of $0.2 million over the comparable period ended December 31, 1999. The increase is largely attributed to revenue increases in all operating subsidiaries as well as CableTec's contribution for the quarter of $0.1 million.

Cost of sales increased $2.3 million or 309% to $3.3 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. The increase is in line with, and marginally better than, the higher sales results for the year. For the three-month period ended December 31, 2000, cost of sales rose $0.2 million, to $0.9 million from the $0.7 million incurred in the three-month period ended December 31, 1999.

Gross profit for the year ended December 31, 2000 was $2.3 million (41% of revenues) versus $0.5 million (33% of revenues) in 1999. The increase in gross profit reflects the increased base of revenues and the growth of more profitable activities in network design and building.

Selling, general and administration expenses increased $2.6 million, to $3.5 million (63% of revenues) for the year ended December 31, 2000 from $0.9 million (55% of revenues) for the year ended December 31, 1999. In the fourth quarter, selling, general and administration expense was $1.5 million versus $0.6 million for the comparable quarter in 1999.

Stock based compensation expense for the year ended December 31, 2000 was $2.4 million versus $20 thousand for the year ended December 31, 1999. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. Much of the stock option expense relates to employee option grants provided before, or soon after, the corporation was acquired on May 17, 2000.

The Company anticipates expensing an additional $1.7 million of stock compensation expense over the next 6 quarters relating to stock options existing as at December 31, 2000. As at December 31, 2000 there were 1,661,000 stock options outstanding with a weighted average exercise price of $0.95.

Interest and financing costs were $258 thousand (5% of revenues) for the year ended December 31, 2000, an increase of $200 thousand from $58 thousand (4% of revenues) for the year ended December 31, 1999. This was a direct result of increased financing necessary for capital expenditures and to fund the operating losses.

During the first six months of the current year, the Company experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. Three of the operating operations were late in remitting payroll withholding and sales taxes to the tax authorities. Included are approximately $37 thousand of late payment penalties and interest charges.

For the three months ended December 31, 2000 interest costs were $50 thousand compared to $21 thousand incurred in the same quarter of 1999. The decrease reflects the repayment by the Company of two promissory notes, which became due and payable when the Company became public, totaling $289 thousand during the third quarter and the conversion of debentures and other debt to common shares.

Depreciation and amortization costs were $232 thousand (4% of revenues) for the year ended December 31, 2000, compared to $42 thousand (3% of revenues) for the year ended December 31, 1999. The increase of $196 thousand was the result of a substantial addition in capital assets primarily in Fiber Optics Corporation of Canada, as well as, the acquisition of CableTec.

The share of loss of significantly influenced investment of $19 thousand represents start up costs associated with a 49% owned investment, T-E Realty and Rights of Ways Agency LLC., which began operations in the third quarter of the current year.

For the year ended December 31, 2000, the loss before income taxes for the FC&MS operating segment was $622 thousand.

For the year ended December 31, 2000, the loss before income taxes for the FN&SE operating segment was $151 thousand.

For the year ended December 31, 2000, the loss before income taxes for the S&M operating segment was $347 thousand.

For the year ended December 31, 2000, the loss before income taxes for the NS operating segment was $135 thousand.

The Company incurred losses before income taxes for the year ended December 31, 2000, and December 31, 1999, of $4.1 million and $0.5 million, respectively. Non-cash stock based compensation accounted for $2.4 million of the loss in the year ended December 31, 2000, and $20 thousand of the loss in the year ended December 31, 1999.

For the fourth quarters of 2000 and 1999 respectively the Company incurred net losses of $1.3 million and $0.1 million respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our current growth plan is twofold:

1.  To design, build, and market "infostructure":

  .  SmartBuildings;
  .  SmartCommunities; and
     SmartLinks; and

2.   To design, build, and market for telecommunication companies.

We believe that all of these market segments provide high-growth potential.

Based on our current growth plan, we expect to require a substantial amount of capital to expand the development of operations and networks into new geographic areas of target markets in North America. We need capital to fund the construction of advanced fiber optic networks, upgrade our underground construction equipment, service our debt and acquire strategic companies.

For all of our operations, materials, supplies and equipment are all readily available; therefore, we anticipate being able to schedule capital expenditures simultaneously with anticipated funding. Most of the capital expenditures will be in fiber construction and maintenance services where equipment requirements will mirror revenue growth and where equipment purchases are large ticket items.

By comparison, in the fiber design, engineering, sales and marketing operations, revenue growth is expected to be supported primarily by an increase in labor force and only marginally with increased capital expenditures.

We intend to reduce the requirement for cash flow to fund operating equipment as much as possible by leasing a substantial portion of our operating equipment.
We expect the significant cash flow requirements will be for strategic acquisitions and internal growth.

Our current plan includes strategic acquisitions or internal growth to expand the scope of operations and networks into new geographic areas of target markets in North America.

Not including cash flow requirements for strategic acquisitions and major projects where we may take an equity position, we currently estimate that our capital requirements for the period from January 1, 2001 to December 31, 2001 at approximately $2 million.

Our plan includes estimates which are forward-looking statements that may change if circumstances related to third party materials and labor costs, revenue growth expectations, construction, change of regulatory regime requirements and opportunities to deploy the Company's SmartBuildings, SmartCommunities and SmartLinks do not occur as expected.

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

For the year ended December 31, 2000, the Company's net cash used in operating activities was $1.3 million ($0.5 million in 1999). This amount includes adjustments for non-cash items comprised of depreciation and amortization of $0.3 million ($0.1 in 1999), stock option compensation of $2.4 million ($20 thousand in 1999), and a deduction for future income taxes totaling $0.1 million ($0.1 recovery in 1999).

For the year ended December 31, 2000 net cash used in investing activities was $1.2 million and was principally attributable to the acquisition of capital assets including CableTec in May 2000. For the year ended December 31, 1999, net cash used in investing activities was $0.3 million, which consisted of additions to property, plant and equipment.

For the year ended December 31, 2000 net cash provided by financing activities of $2.6 million included net proceeds from the issue of share capital of $2.8 million and the issue of debentures of $0.3 million, offset by net repayments on long-term debt of $0.3 million, and the net decrease in due to related parties of $0.3 million. For the year ended December 31, 1999 net cash provided by financing activities of $0.8 million included a net increase in long-term debt of $0.2 million, proceeds on debenture of $0.3 million and a net increase in amounts due to related parties of $0.3 million.

GOING CONCERN CONSIDERATIONS

The Company has incurred losses to date and has a deficit, to date, of $(4,661,716). This raises substantial doubt on the Company's ability to continue as a going concern. The liquidity of the Company has been adversely affected by continuing losses and shortage of cash resources. The Company continues to seek financing both in the form of debt and equity and its ability to continue as a going concern is dependant on the success of these efforts. Please refer to Note 2 of, and the Auditors' Report on, the Combined Financial Statements for the year ended December 31, 2000. The Management believes that the availability of the $35 million Private Equity Line may alleviate some of the Company's cash flow needs, however, there can be no assurance in this regard.

SUBSEQUENT EVENTS

On March 13, 2001, we consummated the sale of 219,725 shares of our common stock to Dominion Fixed Income Plus Investments Ltd. ("Dominion") in a private placement which resulted in net proceeds to the Company of $550,000. The foregoing securities were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as
amended.   The securities sold to Dominion are restricted and may not be offered or re-sold in the United States absent registration or an exemption from registration. The shares of common stock issued pursuant to such placement are subject to anti-dilution price protection until March 13, 2002, exercisable with respect to each share of the purchased shares (the "Reset Right"), whereby upon notice from Dominion, each of such purchased shares shall have its respective original purchase price of $2.50 per share reset in accordance with the formula below (the "Reset Price"). In the event of a Reset Price, an additional number of shares shall be issued to Dominion based upon the difference between the original purchase price and the average of the publicly quoted high and low trading price of our Common Stock during the five (5) days prior to notice to us of exercise of the Reset Right (the "High-Low Average Price"). We shall issue such additional number of shares to Dominion calculated by (a) subtracting the High-Low Average Price from the original purchase price, (b) multiplying the difference thereof by the number of shares that are the subject of the Reset Right notice from Dominion; and (c) dividing the product thereof by the original purchase price. The Reset Right is exercisable with respect to any or all of the purchased shares in whole or in part at any time until March 13, 2002. We, at our sole discretion, may redeem the purchased shares for a period of up to twenty-five (25) days from the March 13, 2001 closing date (the "Redemption Period") upon repayment, in whole or in part, of the aggregate original purchase price plus a redemption fee in cash equivalent to two percent (2%) of the original purchase price per share of the shares redeemed, or a pro rata amount of the aggregate original purchase price if all shares are not redeemed in full. We, at our sole discretion, may, prior to the expiration of the Redemption Period, extend such Redemption Period for an additional twenty-five (25) days upon payment to Dominion of a fee in cash equivalent to two percent (2%) of the aggregate original purchase price. We may renew and extend the Redemption Period for two additional consecutive periods upon payment of the foregoing fees.

On March 13, 2001, we signed a letter of intent with respect to a $35 million private equity line commitment from Dominion. The equity line provides a financing facility for us to privately sell common stock to Dominion (each, a "Put") on a volume weighted basis over a 24 month period. We shall register with the Commission the securities issued to Dominion under the Equity Line for public resale. Such securities may not be re-sold by Dominion absent the effectiveness of such registration or an applicable exemption from registration requirements. The quantity of common stock that may be sold to Dominion each month under the equity line will be limited to 15% of the aggregate trading volume of our common stock traded on our primary exchange during such month. Dominion shall purchase each Put at a purchase price of 90% of the Market Price. The Market Price shall equal the lower of (a) the average closing price of our common stock during the five business days following the Put date or (b) the price of our common stock as of the date immediately preceding the date of execution of each Put period. The Market Price shall in no event at any time be greater than 110% of the closing price of our common stock on the Put date.

The Company and the Investor agreed that from the date of inception of the Equity Line, the sale or issuance by the Company of Common Stock and warrants under the Equity Line that are issued at a price less than the greater of book or market value together with sales by officers, directors, or substantial shareholders of the Company shall not exceed (a) 20% or more of the Common Stock or 20% or more of the voting power outstanding before inception of the Equity Line or (b) 20% or more of the Common Stock or 20% or more of the voting power outstanding before an issuance under the Equity Line for less than the greater of book or market value of the Common Stock. Under the terms agreed upon with the Investor, all draws on the Equity Line may be made at the sole discretion of the Company. The Company intends to use the proceeds from the Equity Line for general corporate and operating purposes.

On January 5, 2001, the Commission declared effective our Registration Statement on Form SB-2, which was filed on December 28, 2000. In such Registration Statement we registered for re-sale by selling stockholders 2,076,000 shares of common stock (including shares underlying the exercise of exchangeable shares and warrants). We will not receive any proceeds from the resale of those shares of common stock offered by the selling stockholders. Assuming exercise of the issued and outstanding warrants registered on the SB-2, of which 621,500 underlying shares of common stock were registered, we would receive approximately $3,107,500 in proceeds, minus expenses. After the exercise of the warrants, we will not receive any proceeds from the resale of the underlying shares of common stock by such warrant holders. We plan to use the proceeds from the exercise of the warrants for general corporate purposes, including equipment, hiring of additional personnel, software and licenses, marketing and advertising, acquisitions and general working capital.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no items that relate to "trading portfolios". We did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value. We may from time to time enter into interest rate protection agreements.

We are subject to market risks due to fluctuation in foreign currency exchange rates as the Company reports in US dollars yet the bulk of the corporation's assets are located in

Canada. We have not made significant use of financial instruments to minimize the exposure to foreign currency fluctuations.

RECENT ACCOUNTING PRONOUNCEMENTS

Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, is effective in the fourth fiscal quarter of 2000. In general, SAB 101 points out that revenue should be recognized over the period of performance or the on-going activity that that was contracted for by the customer. Any changes required by adopting SAB 101 are accounted for as a change in accounting principle. The Company adopted SAB 101 in the fiscal quarter beginning
October 1, 2000.



FINANCIAL STATEMENTS
--------------------

The audited annual financial statements appear elsewhere in this report, beginning on page F-1, and are incorporated herein by reference thereto.


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
-------------------------------------------------------------------------
DISCLOSURE
----------

The Company dismissed Paxton's independent auditors, Williams & Webster, P.S. ("Williams & Webster"), effective June 15, 2000. The change in independent public accountants was approved by the Board of Directors of the Company. There were no disagreements with the former accountants during the Company's fiscal year ending June 30, 1999, nor any subsequent period preceding the date of change. Williams & Webster's report on the financial statements of the Company for the year ended June 30, 1999, did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to audit scope, accounting principles, or uncertainties other than the ability of Paxton to continue as a going concern. During the term of Williams & Webster's engagement, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Prior to retaining Moore Stephens Cooper Molyneux LLP ("Moore Stephens"), the Company had not consulted with Moore Stephens regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements nor with respect to any matter that was the subject of a disagreement with the Company's prior accountants.

Effective June 15, 2000, the Company appointed Moore Stephens as its independent public accountants.

                                   PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE
------------------------------------------------------------------------------
EXCHANGE ACT
------------

The disclosures with respect to Directors and Executive Officers and Compliance with Section 16(A) of The Exchange Act in the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated herein by reference into this Item 9.



ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The disclosures with respect to Executive Compensation in the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated herein by reference into this Item 10.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

The disclosures with respect to Security Ownership of Certain Beneficial Owners and Management in the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated herein by reference into this Item 11.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The disclosures with respect to Certain Relationships and Related Transactions in the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated herein by reference into this Item 12.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following documents are filed as part of this report:

EXHIBITS LIST

Exhibit No.    Description of document
-----------    -----------------------

3.1(a)         Certificate of Incorporation as filed with the Commission as
               Exhibit 3.1 to Paxton Mining Corporation's Form SB-2 filed on September 1, 1999, is incorporated herein by reference thereto.

3.1(b) Certificate of Amendment of Articles of Incorporation, as filed with the Commission as Exhibit 3.1(b) to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

3.2 By-laws, as filed with the Commission as Exhibit 3.2 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

4.1            Specimen Stock Certificate, as filed with the Commission as
               Exhibit 4.1 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.1 Share Purchase Agreement dated January 25, 2000, between 1348485 Ontario Inc. and Bernie Tan Investments Inc. o/a CableTec Communications and Bernard Tanunagara and Barbara Tanunagara and

               Edward Tanunagara, as filed with the Commission as Exhibit 10.1 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.2           Amending Agreement dated March 1, 2000, between Universe2U Inc.
               (formerly 1348485 Ontario Inc.), Bernie Tan Investments Inc. o/a CableTec Communications, Bernard Kris Tanunagara, Barbara J. Tanunagara and Edward Tanunagara, as filed with the Commission as
               Exhibit 10.2 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.3 Second Amending Agreement dated May 31, 2000, between Universe2U Inc. (formerly 1348485 Ontario Inc.), Bernie Tan Investments Inc. o/a CableTec Communications, Bernard Kris Tanunagara, Barbara J. Tanunagara and Edward Tanunagara, as filed with the Commission as
               Exhibit 10.3 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.4 Share Option Agreement dated May 31, 2000 between Universe2U Inc., and Bernard Kris Tanunagara, as filed with the Commission as Exhibit 10.4 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.5           Escrow Agreement dated May 31, 2000, between Universe2U Inc.
               (formerly 1348485 Ontario Inc.), Bernard Tanunagara, Barbara Tanunagara, Edward Tanunagara and Rigobon, Carli, Barristers & Solicitors, as filed with the Commission as Exhibit 10.5 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.6 Indemnification Agreement between Universe2U Inc. and Indemnitee, as filed with the Commission as Exhibit 10.6 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.7 Executive Employment Agreement dated November 24, 1999 between 1348485 Ontario Inc. and Kim Allen,, as filed with the Commission as Exhibit 10.7 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.8 Executive Employment Agreement dated December 22, 1999 between Universe2U Inc. and Angelo Boujos, as filed with the Commission as Exhibit 10.8 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.9 Executive Employment Agreement dated December 21, 1999 between Canadian Cable Consultants Inc. and William McGill, as filed with the Commission as Exhibit 10.9 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.10 Executive Employment Agreement dated June 1, 2000 between Universe2U Inc. and Andrew Eyres, as filed with the Commission as
               Exhibit 10.10 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.11 Executive Employment Agreement dated April 19, 2000, between Fiber Optic Corporation of Canada and Jeff Rosenthal, as filed with the Commission as Exhibit 10.11 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.12 Employment Agreement dated May 31, 2000 between CableTec and Bernard Tanunagara, as filed with the Commission as Exhibit 10.12 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.13          Share Purchase Agreement dated May 16, 2000, between Universe2U,

               1418276 Ontario Inc., Universe2U Inc., Angelo Boujos, Josie Boujos, Josie Boujos, in trust, Bill McGill and Andrew Eyres, as filed with the Commission as Exhibit 10.13 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.14 Share Exchange Agreement dated May 16, 2000, between Universe2U Inc., 1418276 Ontario Inc., Angelo Boujos, Josie Boujos, Josie Boujos, in trust, Bill McGill and Andrew Eyres, as filed with the Commission as Exhibit 10.14 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.15 Support Agreement dated May 16, 2000, between Universe2U Inc., 1418276 Ontario Inc., Angelo Boujos, Josie Boujos, Josie Boujos in trust, Bill McGill and Andrew Eyres, as filed with the Commission as Exhibit 10.15 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.16 Engagement Letter Agreement dated July 17, 2000 between Universe2U Inc., and First Union Asset Management, as filed with the Commission as Exhibit 10.16 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.17 Waiver and Release dated May 17, 2000 between Universe2U Inc., and First Union Asset Management, as filed with the Commission as
               Exhibit 10.17 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.18 Operating Agreement of T-E Realty And Rights-of-way Agency, L.L.C., as filed with the Commission as Exhibit 10.18 to the Company's Form 10-QSB filed on November 14, 2000, is incorporated herein by reference thereto.

10.19 Executive Employment Agreement dated July 26, 2000, between Universe2U Inc. and R. John Slattery, as filed with the Commission as Exhibit 10.19 to the Company's Form 10-QSB filed on November 14, 2000, is incorporated herein by reference thereto.

10.20 Joint Venture Term Sheet, between T- Enterprises, Inc., and the Right-of-Ways Agency Inc., dated July 13, 2000, as filed with the Commission as Exhibit 10.20 to the Company's Form 10-QSB filed on November 14, 2000, is incorporated herein by reference thereto.

16.1 Letter from Williams & Webster, P.S., dated June 15, 2000, regarding change in certifying accountant, as filed with the Commission as Exhibit 16 to the Company's Form 8-K filed on June 16, 2000, is incorporated herein by reference thereto.

21.1           Subsidiaries of Registrant, as filed with the Commission as
               Exhibit 21.1 on the Registration Statement on Form SB-2/A, filed on December 28, 2000, is incorporated herein by reference thereto.

(b) Reports on Form 8-K.

On December 28, 2000, the Registrant filed an 8-K regarding a press release which was issued on December 21, 2000. No financial statements were filed with this Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on March 29, 2001, thereunto duly authorized.

                               UNIVERSE2U INC.

                               By:/s/ Kim Allen
                               ------------------------------------
                                      Kim Allen
                                      Chief Executive Officer and
                                      Principal Financial Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.


     Signature                  Title                        Date
     ---------                  -----                        ----

/s/ Angelo Boujos               Chairman                     March 29, 2001
---------------------
Angelo Boujos

/s/ Kim Allen                   Director, Chief Executive
---------------------           Officer and Principal
Kim Allen                       Financial Officer            March 29, 2001

/s/ Jeff Rosenthal
---------------------           President                    March 29, 2001
Jeff Rosenthal


/s/ Paul Pathak                 Director                     March 29, 2001
---------------------
Paul Pathak

/s/ Connie Colangelo            Director                     March 29, 2001
---------------------
Connie Colangelo

/s/ Barry W. Herman             Director                     March 29, 2001
---------------------
Barry W. Herman

/s/ Anthony Palumbo             Director                     March 29, 2001
---------------------
Anthony Palumbo

                                Universe2U Inc.

                         Combined Financial Statements

                          December 31, 2000 and 1999

                          (expressed in U.S. dollars)


                                                                              F1

                                Auditors' Report



To the Shareholders of
Universe2U Inc.

We have audited the combined balance sheets of Universe2U Inc. ("the Company") as at December 31, 2000 and 1999 and the combined statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these combined financial statements present fairly, in all material respects except as described below, the financial position of the Company as at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.

The Company has incurred losses to date and has a deficit, to date, of $(4,661,716). This raises substantial doubt on the Company's ability to continue as a going concern. The accompanying combined financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as a result of the inability to locate sufficient financing (see note 2).

                                   Signed:  "Moore Stephens Cooper Molyneux LLP"

                                                 Chartered Accountants

Toronto, Ontario
February 23, 2001


                                                                              F2


Universe2U Inc.
-------------------------------------------------------------------------------------------------------------------
Combined Balance Sheets
December 31, 2000 and 1999
(expressed in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                         2000                  1999
---------------------------------------------------------------------------------------------        --------------
Assets
    Current assets
    Cash and cash equivalents                                                 $        21,216        $      12,340
    Accounts receivable                                                             1,486,519              550,858
    Due from officers and directors (note 5)                                          160,968                    -
    Due from related parties (note 5)                                                  63,461               32,806
    Prepaid expenses and deposits                                                     131,372              129,177
    Inventory                                                                         180,433               39,493
---------------------------------------------------------------------------------------------        --------------
                                                                                    2,043,969              764,674
    Future income taxes                                                                     -              124,596
    Capital assets (note 3)                                                         1,411,237              445,294
---------------------------------------------------------------------------------------------        --------------

                                                                              $     3,455,206        $   1,334,564
=============================================================================================        ==============
Liabilities
    Current liabilities
    Bank indebtedness (note 4)                                                $       200,050        $      69,432
    Accounts payable and accrued liabilities                                        1,573,063              462,821
    Income taxes payable                                                               43,294                    -
    Current portion of capital lease obligation (note 8)                               13,646               13,883
    Current portion of long-term debt (note 7)                                          8,003               54,924
---------------------------------------------------------------------------------------------        --------------

                                                                                    1,838,056              601,060
    Due to officers and directors (note 5)                                                  -              519,747
    Obligation under capital lease (note 8)                                                 -               14,178
    Long-term debt (note 7)                                                            23,595              268,686
    Debenture (note 6)                                                                      -              346,428
---------------------------------------------------------------------------------------------        --------------
                                                                                    1,861,651            1,750,099
---------------------------------------------------------------------------------------------        --------------
Commitments and contingencies (note 12)                                                     -                    -
---------------------------------------------------------------------------------------------        --------------

Shareholders' equity
    Share capital (note 9)
    Authorized:  100,000,000 Common shares, $0.00001 par value
    Issued and outstanding:  36,758,500 Common shares                                     367                  352
    Additional paid in capital                                                      6,330,042               67,467
    Accumulated other comprehensive loss                                              (75,138)             (17,091)
    Deficit                                                                        (4,661,716)            (466,263)
---------------------------------------------------------------------------------------------        --------------
                                                                                    1,593,555             (415,535)
---------------------------------------------------------------------------------------------        --------------
                                                                              $     3,455,206        $   1,334,564
=============================================================================================        ==============

The accompanying notes are an integral part of these financial statements.

Approved on behalf of the Board
Signed:  "Kim Allen"                                          Signed:  "Angelo Boujos"
--------------------------------------------                  -----------------------------------------------------
Director                                                      Director

                                                                              F3



Universe2U Inc.
--------------------------------------------------------------------------------------------------------------------
Combined Statements of Deficit
for the years ended December 31, 2000 and 1999
(expressed in U.S. dollars)
--------------------------------------------------------------------------------------------------------------------

                                                                                        2000                 1999
--------------------------------------------------------------------------------------------       -----------------
Deficit, beginning of years                                                   $     (466,263)      $       (39,540)
    Net loss for the years                                                        (4,195,453)             (426,723)
--------------------------------------------------------------------------------------------       -----------------
Deficit, end of years                                                         $   (4,661,716)      $      (466,263)
--------------------------------------------------------------------------------------------       -----------------

The accompanying notes are an integral part of these financial statements.

                                                                              F4


Universe2U Inc.
------------------------------------------------------------------------------------------------------------------
Combined Statements of Operations
for the years ended December 31, 2000 and 1999
(expressed in U.S. dollars)

                                                                                        2000                1999
---------------------------------------------------------------------------------------------      ---------------
Revenue                                                                       $     5,653,709      $     1,614,496
Cost of sales                                                                       3,342,410            1,079,861
---------------------------------------------------------------------------------------------      ---------------
Gross profit                                                                        2,311,299              534,635
---------------------------------------------------------------------------------------------      ---------------
Expenses
    Selling, general and administration                                             3,477,439              881,277
    Stock based compensation (note 9)                                               2,387,958               20,267
    Interest and financing costs                                                      258,361               57,908
    Interest expense - related parties (note 5)                                        10,679               71,342
    Depreciation and amortization                                                     231,782               41,559
---------------------------------------------------------------------------------------------      ---------------
                                                                                    6,366,219            1,072,353
---------------------------------------------------------------------------------------------      ---------------
Loss from operations                                                               (4,054,920)            (537,718)
Share of loss of significantly influenced investment                                   19,452                    -
---------------------------------------------------------------------------------------------      ---------------
Loss before provision for income taxes                                             (4,074,372)            (537,718)
    Provision for income taxes (note 10)                                              121,081             (110,995)
---------------------------------------------------------------------------------------------      ---------------
Net loss for the years                                                        $    (4,195,453)     $      (426,723)
=============================================================================================      ===============
Net loss per share - basic and fully diluted                                  $         (0.12)     $         (0.01)
=============================================================================================      ===============
Weighted average shares outstanding                                                36,006,392           35,204,000
=============================================================================================      ===============

The accompanying notes are an integral part of these financial statements.

                                                                              F5


Universe2U Inc.
-------------------------------------------------------------------------------------------------------------------
Combined Statements of Cash Flows
for the years ended December 31, 2000 and 1999
(expressed in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                        2000                 1999
----------------------------------------------------------------------------------------------     ----------------
Cash flow from operating activities (note 13)
    Net loss for the years                                                     $   (4,195,453)     $      (426,723)
    Items not affecting cash
        Amortization                                                                  273,186              104,020
        Stock option compensation                                                   2,387,958               20,267
        Imputed interest                                                               10,679                    -
        Equity loss of significantly influenced investment                             19,452                    -
        Future income taxes                                                           121,081             (110,995)
----------------------------------------------------------------------------------------------     ----------------
                                                                                   (1,383,097)            (413,431)
    Other sources (uses) of cash from operations
        Increase in accounts receivable                                              (935,661)            (350,160)
        Increase in inventory                                                        (140,940)             (39,493)
        Increase in prepaid expenses and deposits                                      (2,195)            (121,225)
        Increase in accounts payable and accrued liabilities                        1,153,536              425,686
----------------------------------------------------------------------------------------------     ----------------
                                                                                   (1,308,357)            (498,623)
----------------------------------------------------------------------------------------------     ----------------
Cash flow from investing activities
    Purchase of capital assets                                                     (1,239,129)            (279,093)
----------------------------------------------------------------------------------------------     ----------------
Cash flow from financing activities
    Proceeds from long-term debt                                                       22,091              194,611
    Repayments on long-term debt                                                     (328,518)             (34,047)
    Proceeds from debenture                                                           322,237              346,428
    Proceeds from issue of share capital                                            2,766,306                    -
    Increase in bank indebtedness                                                     130,618               19,969
    (Decrease) increase in related party advances                                    (270,063)             260,510
----------------------------------------------------------------------------------------------     ----------------
                                                                                    2,642,671              787,471

Effect of exchange rate changes on cash                                               (86,309)               2,320
----------------------------------------------------------------------------------------------     ----------------
Increase in cash                                                                        8,876               12,075
Cash and cash equivalents, beginning of years                                          12,340                  265
----------------------------------------------------------------------------------------------     ----------------
Cash and cash equivalents, end of years                                       $        21,216      $        12,340
==============================================================================================     ================


The accompanying notes are an integral part of these financial statements.

                                                                              F6

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

1.    Business of the Company
--------------------------------------------------------------------------------


      Universe2U Inc. ("the Company") was incorporated under the laws of Nevada and carries on the business of providing dedicated fiber optic infrastructure and high-bandwidth Internet connectivity for communications carriers and corporate and government customers in North America.

2.    Significant Accounting Policies
--------------------------------------------------------------------------------
      Going concern basis of presentation

      These combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States. This assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      Should the Company be unable to continue as a going concern as a result of the inability to locate sufficient financing, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

      As at December 31, 2000, the Company has incurred losses and has a deficit, to date, of $(4,661,716).

      Basis of presentation

      On May 17, 2000, Universe2U Inc. (formerly Paxton Mining Corporation) issued 250,000 shares for 100% of the shares of Universe2U Canada Inc. For accounting purposes, the acquisition is being recorded as a recapitalization of Universe2U Inc., with Universe2U Canada Inc. as the acquiror. The 250,000 shares issued are treated as issued by Universe2U Inc. for cash and are shown as outstanding for all prior periods presented in the same manner as for a stock split. Prior to the acquisition there were 5,510,200 shares outstanding in Universe2U Inc. In addition, the recapitalization reflects 4,000,000 shares tendered for cancellation and the declaration of a stock dividend on a 19 to 1 basis, representing 33,443,800 shares, which formed part of the acquisition transaction. The combined financial statements of the Company reflect the results of operations of Universe2U Inc. and Universe2U Canada Inc. from May 17, 2000 to December 31, 2000. The combined financial statements prior to May 17, 2000 reflect the results of operations and financial position of Universe2U Canada Inc. only. Pro forma information on this transaction is not presented as, at the date of this transaction, Universe2U Inc. is considered a public shell and accordingly, the transaction will not be considered a business combination.

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

                                                                              F7

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


2.    Significant Accounting Policies - continued
--------------------------------------------------------------------------------

      Basis of combination

      These financial statements have been prepared on a combined basis and not on a consolidated basis due to the reorganization of the corporate structure, which was effective April 1, 1999. Prior to the exchange, the subsidiaries were controlled by a group that subsequently controls the Company. These financial statements have been presented on the basis that the present share structure existed from the date of incorporation of each subsidiary.

      These financial statements include 100% owned subsidiaries' assets and liabilities as well as the revenues and expenses arising from their respective incorporation or acquisition dates. Investments in entities over which the Company has significant influence but not control are accounted for under the equity method of accounting.

      Cash and cash equivalents

      Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at December 31, 2000 and 1999.

      Inventory

      Raw materials are valued at the lower of cost and replacement cost. Finished goods are valued at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

      Capital assets

      Capital assets are recorded at cost and amortized over their estimated useful lives as follows:


      Computer software             -      100  %   declining balance
      Computer equipment            -       30  %   declining balance
      Vehicles and machinery        -       30  %   declining balance
      Furniture and fixtures        -       20  %   declining balance
      Leasehold improvements        -               straight-line, over life of lease


      Impairment of long-lived assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

      Revenue recognition

      Revenue for services provided is recognized in the period the services are performed based on the costs incurred. Revenue on long-term construction contracts is recognized on the percentage of completion basis. Provision is made for all anticipated losses as soon as they become evident.

                                                                              F8

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

2.    Significant Accounting Policies - continued
--------------------------------------------------------------------------------

      Future income taxes

      The Company has adopted the asset/liability method of accounting for future income taxes whereby future income tax liabilities are determined by applying the tax rate at the end of the fiscal year to temporary differences between the accounting and tax bases of the assets and the liabilities of the Company. The future income tax asset results from differences between the tax base and carrying values of capital and other assets, differences in the accounting and tax treatment of certain costs, and the recognition of prior year losses for tax purposes.

      Foreign exchange

      The Company's Canadian operations are self-sustaining and therefore their assets and liabilities are translated into U.S. dollars, the basis of presentation of these financial statements, using the year end rate of exchange, and revenue and expenses of such operations are translated using the average rate of exchange for the year. The related foreign exchange gains and losses arising on translation of the Company's Canadian operations are included in shareholders' equity until realized.

      Earnings (loss) per share

      Basic earnings (loss) per share have been determined based upon the weighted average number of common shares issued and outstanding throughout the period as restated to reflect the recapitalization as a result of the reverse acquisition (see notes 2 and 15). Fully diluted information is not presented, as it is anti-dilutive as a result of having incurred losses in each year.

      Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications

      Certain amounts from prior years have been reclassified to conform to the current year's presentation.

      Fair value

      The carrying amount of accounts receivable, bank loans, accounts payable and accrued liabilities approximates their fair value because of the short-term maturities of these items. The fair value of the loans with related parties are not determinable, as these amounts are due on demand without interest, and, accordingly, cannot be ascertained with reference to similar debt with non-related parties.

                                                                              F9

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

2.    Significant Accounting Policies - continued
--------------------------------------------------------------------------------


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

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Among other issues, this Interpretation clarifies: (a) the definition of employee for purposes of applying Opinion 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted this pronouncement.

3.    Capital Assets
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------

                                                                                        2000       1999
--------------------------------------------------------------------------------------------  -----------

                                                               Accumulated          Net Book     Net Book
                                              Cost            Amortization            Value        Value
--------------------------------------------------------------------------------------------  -----------
      Computer software             $        23,505      $        18,148      $       5,357    $    4,210
      Computer equipment                    240,076               55,524            184,552        53,227
      Vehicles and machinery              1,572,248              509,271          1,062,977       297,820
      Furniture and fixtures                103,271               15,158             88,113        17,631
      Leasehold improvements                 89,442               19,204             70,238        72,406
--------------------------------------------------------------------------------------------  -----------
                                    $     2,028,542      $       617,305      $   1,411,237   $   445,294
============================================================================================  ===========

4.    Bank Indebtedness
---------------------------------------------------------------------------------------------------------

      Bank indebtedness is due on demand and is secured by a personal guarantee from one of the Company's shareholders. The indebtedness bears interest at prime plus 1% over the bank's base rate of interest, payable monthly. The month end prime rate as at December 31, 2000 was approximately 7.5% (1999
      - 6.5%).

                                                                            F-10


Universe2U Inc.
------------------------------------------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
------------------------------------------------------------------------------------------------------------------

5.    Related Party Balances
------------------------------------------------------------------------------------------------------------------

                                                                                         2000               1999
---------------------------------------------------------------------------------------------      ---------------
      Advances to commonly controlled companies                               $             -      $        32,806
      Loan to significantly influenced company                                         63,461                    -
      Advances to (from) officers and directors                                       160,968             (519,747)
---------------------------------------------------------------------------------------------      ---------------
                                                                              $       224,429      $      (486,941)
=============================================================================================      ===============

      The amounts due to and from commonly controlled and significantly influenced companies are non-interest bearing, due on demand and have no fixed repayment terms.

      The amounts due to and from officers and directors are interest bearing, due on demand and have no fixed repayment terms. During the year, the Company imputed interest of $10,679 (1999 - paid interest of $71,342) to officers and directors on advances made to the Company and paid management fees of nil (1999 - $10,769) to officers and directors for services provided to the Company. Interest was waived by the officers and directors in the current year.

      On June 9, 2000, the Board of Directors adopted a resolution to convert a loan of $428,968 previously made by an officer and director of the Company into 100,000 common shares of the Company.


6.    Debenture
------------------------------------------------------------------------------------------------------------------

                                                                                        2000              1999
---------------------------------------------------------------------------------------------     ----------------
      Debenture  bearing  interest  at  10%  per  annum,   repayable  by
      December  2000 unless  converted at the option of the holders into
      500,000  common  shares  of the  Company.  The  debenture  holders exercised  their  conversion  privilege  in the current  year (see
      note 9);                                                                $            -      $    346,428
=============================================================================================     ================


Universe2U Inc.
------------------------------------------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
------------------------------------------------------------------------------------------------------------------

7.    Long-Term Debt
------------------------------------------------------------------------------------------------------------------

                                                                                           2000               1999
-----------------------------------------------------------------------------------------------       ------------

      Promissory note bearing interest at prime plus 3% per annum with monthly principal repayments of $1,449 plus interest, repaid during the year, secured by a general security agreement and a limited guarantee by an officer and director of the Company.

                                                                                      $       -       $    157,210

      Promissory note bearing interest at prime plus 2.5% per annum with monthly principal repayments of $2,875 plus interest, repaid during the year, secured by a general security agreement and a
      limited guarantee by an officer and director of the Company.                            -            150,119

      Term loan bearing interest at 8.9% per annum, with monthly principal and interest payments of $333, maturing in December
      2004, secured by the vehicle.                                                      13,220             16,281

      Term loan bearing interest at 1.9% per annum, with monthly principal and interest payments of $552, maturing in March 2002,
      secured by the vehicle.                                                            18,378                  -
-----------------------------------------------------------------------------------------------       ------------

                                                                                         31,598            323,610
      Less:  Current portion                                                              8,003             54,924
-----------------------------------------------------------------------------------------------       ------------
                                                                                      $  23,595       $    268,686
===============================================================================================       ============

      The month end prime rate as at December 31, 2000 was approximately 7.5%
(1999 - 6.5%).

      The promissory notes payable represented government assisted Small
      Business Loans that became payable once the Company became publicly owned.
      As a result of the reverse acquisition on May 17, 2000, the notes were repaid in full in the current year.

      Principal repayments on long-term debt are as follows:

         2001                                                                 $           8,003
         2002                                                                             8,790
         2003                                                                             9,654
         2004                                                                             5,151
-----------------------------------------------------------------------------------------------
                                                                              $          31,598
===============================================================================================

                                                                             F12


Universe2U Inc.
---------------------------------------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
---------------------------------------------------------------------------------------------------------------
8.    Obligation Under Capital Lease
---------------------------------------------------------------------------------------------------------------
                                                                                        2000              1999
--------------------------------------------------------------------------------------------      -------------
      Office  furniture and computer  equipment lease contract,  bearing interest at 11.33% per annum,  requiring  blended monthly payments of $1,315 to November  2001,  secured by the office  furniture and computer equipment;
                                                                                $      13,646     $     28,061

      Less:  Current portion                                                           13,646           13,883
---------------------------------------------------------------------------------------------     -------------

                                                                                $           -     $     14,178

      Principal repayments on capital lease obligations are as follows:
         2001                                                                   $      13,646
---------------------------------------------------------------------------------------------

9.    Share Capital
---------------------------------------------------------------------------------------------------------------

      Stock options
      On June 9, 2000, the Board of Directors adopted the Company's 2000 Equity Incentive Plan ("the Plan"). The Plan provides for the potential grant of options and other securities to employees, directors and consultants of the Company and its subsidiaries. The purpose of the Plan is to provide an incentive to such persons with respect to Company activities. The terms of the awards under the Plan are determined by a Board appointed committee. The Plan is subject to shareholder approval and ratification within twelve months of the adoption date. Under the original terms of the Plan, 1,500,000 shares of common stock were reserved for issuance in year 2000, with automatic replenishment each subsequent year up to the lesser of 1,000,000 shares or 10% of the Company's outstanding stock. As of December 31, 2000, no options were granted or outstanding under the Plan.
      As of December 31, 2000, an aggregate of 1,661,000 non-Plan stock options were outstanding that had been granted to employees, directors and consultants of the Company and its subsidiaries. Such options had been granted at exercise prices ranging from $0.01 per share to $5.00 per share and as of December 31, 2000, options to purchase 600,000 shares of common stock of the Company were vested.

                                                                             F13


Universe2U Inc.
------------------------------------------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
------------------------------------------------------------------------------------------------------------------

9.    Share Capital  - continued
------------------------------------------------------------------------------------------------------------------

      The Company accounts for stock-based compensation under the provisions of
      APB No. 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $2,387,958 for the year
      (1999 - $20,267). In accordance with FAS No. 123, "Accounting for
      Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:
      Option assumptions
                                                                                         2000                1999
---------------------------------------------------------------------------------------------     ----------------
      Dividend yield                                                                        -                    -
      Expected volatility                                                                 75%                  75%
      Risk free interest rate                                                            5.8%                 5.2%
      Expected option term                                                                5.0                  5.0
---------------------------------------------------------------------------------------------     ----------------
      Fair market value per share of options granted                                    $4.49                $4.99
---------------------------------------------------------------------------------------------     ----------------

      Compensation expense recorded under FAS No. 123 would have been approximately $3,198,786 in 2000 (1999 - $20,276), increasing the loss per share by $0.02 in 2000 (1999 - nil).

      As at December 31, 2000, details of options outstanding were as follows:


------------------------------------------------------------------------------------------------------------------
                                                             Outstanding                               Exercisable
------------------------------------------------------------------------------------------------------------------
                                                        weighted average                          weighted average
                                             number       exercise price               number       exercise price

      December 31, 1998                          -       $             -                   -       $             -
         Granted                            700,000      $          0.01                   -       $             -
------------------------------------------------------------------------------------------------------------------
      December 31, 1999                     700,000      $          0.01                   -       $             -
         Granted                          1,016,500      $          1.80                   -       $             -
         Expired                            (55,500)     $          4.51                   -       $             -
------------------------------------------------------------------------------------------------------------------
      December 31, 2000                   1,661,000      $          0.95                   -       $             -
==================================================================================================================

                                                                             F14


Universe2U Inc.
-------------------------------------------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------

9.    Share Capital         - continued
-------------------------------------------------------------------------------------------------------------------

      As at December 31, 2000, stock options expire as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                  number             exercise               number
                                                             outstanding                price          exercisable
-------------------------------------------------------------------------------------------------------------------
      2001                                                       200,000      $          0.01                    -
      2004                                                       600,000      $          0.01                    -
      2005                                                       703,500      $          0.01                    -
      2005                                                       145,000      $          5.00                    -
      2005                                                        12,500      $          5.75                    -
-------------------------------------------------------------------------------------------------------------------
                                                               1,661,000
===================================================================================================================


      As at December 31, 2000, details of share purchase warrants outstanding were as follows:



-------------------------------------------------------------------------------------------------------------------
                                                                  number             exercise               expiry
                                                             outstanding                price                 date
-------------------------------------------------------------------------------------------------------------------
                                                                 621,500      $          5.00                 2005
===================================================================================================================


      Continuity of stockholders' equity

-------------------------------------------------------------------------------------------------------------------
                                                                       accumulated
                                                                           other
                                 common      stock     paid in       comprehensive
                                 shares    amount      capital     income (loss)          deficit            total
-------------------------------------------------------------------------------------------------------------------

      Recapitalization
      as a result of merger
        (see note 2)             35,204,000  $352      $43,528        $       -       $         -       $   43,880
-------------------------------------------------------------------------------------------------------------------
      Net loss for the year               -     -            -                -           (39,540)         (39,540)
      Exchange differences                -     -            -            10,228                -          10,228
-------------------------------------------------------------------------------------------------------------------
      Total comprehensive loss            -     -            -            10,228          (39,540)         (29,312)
      Imputed interest                    -     -        3,672                -                 -            3,672
-------------------------------------------------------------------------------------------------------------------
      December 31, 1998          35,204,000   352       47,200           10,228           (39,540)          18,240
-------------------------------------------------------------------------------------------------------------------
      Net loss for the year               -     -            -                -          (426,723)        (426,723)
      Exchange differences                -     -            -          (27,319)                -          (27,319)
-------------------------------------------------------------------------------------------------------------------
      Total comprehensive loss            -     -            -          (27,319)        (426,723)         (454,042)
      Stock option
        compensation                      -     -       20,267                -                 -           20,267
-------------------------------------------------------------------------------------------------------------------
      December 31, 1999          35,204,000  $352      $67,467        $ (17,091)      $ (466,263)        $(415,535)
-------------------------------------------------------------------------------------------------------------------

                                                                             F15


Universe2U Inc.
-------------------------------------------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------

9.    Share Capital         - continued
-------------------------------------------------------------------------------------------------------------------

      Continuity of stockholders' equity - continued
-------------------------------------------------------------------------------------------------------------------
                                                                      accumulated
                                                                         other
                                 common      stock     paid in       comprehensive
                                 shares    amount      capital       income (loss)       deficit            total
-------------------------------------------------------------------------------------------------------------------
      December 31, 1999          35,204,000  $352    $  67,467         $(17,091)      $  (466,263)     $  (415,535)
-------------------------------------------------------------------------------------------------------------------
      Net loss for the year               -     -            -                -        (4,195,453)      (4,195,453)
      Exchange differences                -     -            -          (58,047)                -          (58,047)
-------------------------------------------------------------------------------------------------------------------
      Total comprehensive
         loss                             -     -            -          (58,047)       (4,195,453)      (4,253,500)
      Conversion of
         debentures                 833,000     8      668,665                 -                -           668,673
      Conversion of share-
         holder advances            100,000     1      428,967                 -                -           428,968
      Private placements            621,500     6    2,766,306                 -                -         2,766,312
      Stock option
        compensation                      -     -    2,387,958                 -                -         2,387,958
      Imputed interest                    -     -       10,679                 -                -            10,679
-------------------------------------------------------------------------------------------------------------------
      December 31, 2000          36,758,500  $367   $6,330,042         $(75,138)      $(4,661,716)     $  1,593,555
===================================================================================================================


                                                                             F16



Universe2U Inc.
-------------------------------------------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------

10.   Income Taxes
-------------------------------------------------------------------------------------------------------------------
                                                                       2000                                 1999
-------------------------------------------------------------------------------------------------------------------
      Income taxes vary from the amounts that would be computed by applying the composite statutory income tax rates for the following reasons:

      Income tax recovery at statutory rates.        $ (1,474,909)        (36.2)%          $ (116,255)      (21.6)%

      Decrease (increase) in income tax
      recovery resulting from:

      Expenses deducted in the accounts which have no
      corresponding deduction for tax purposes,
      primarily amortization and share of loss of
      significantly influenced investment.                 32,119           0.8 %                   -         0.0%

      Other temporary differences.                        831,348          20.4 %               5,260         1.0%
-------------------------------------------------------------------------------------------------------------------
                                                          (611,442)       (15.0)%            (110,995)      (20.6)%
      Benefit   of  tax   losses   at   increased
      statutory rates.                                    (114,897)        (2.8)%                   -         0.0%
-------------------------------------------------------------------------------------------------------------------
                                                         (726,339)        (17.8)%            (110,995)      (20.6)%
      Benefit of tax losses not recognized.                847,420         20.8 %                   -         0.0%
-------------------------------------------------------------------------------------------------------------------
                                                         $ 121,081          3.0 %         $  (110,995)      (20.6)%
===================================================================================================================

      The potential income tax benefits resulting from the application of income tax losses have not been recognized in these financial statements. The following losses include 100% of the respective losses of the subsidiary companies and will expire as follows:

         2004                                                        $         1,182
         2005                                                                 16,712
         2006                                                                451,144
         2007                                                                935,398
         2020                                                                247,175
------------------------------------------------------------------------------------
                                                                     $     1,651,611
====================================================================================


                                                                             F17

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

11.   Concentration of Credit Risk
--------------------------------------------------------------------------------


      Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are considered to be limited due to the credit quality of the customers comprising the Company's customer base.

      The Company performs ongoing credit evaluations of its customers' financial condition to determine the need for an allowance for doubtful accounts. The Company has not experienced significant credit losses to date. Accounts receivable was comprised of 27 customers at December 31, 2000 and 20 customers at December 31, 1999.

      The Company's three largest customers represented 37.51%, 27.65%, and 10.36% of the Company's total revenue for the year ended December 31, 2000 and 25.50%, 11.03%, and 9.52% of the Company's revenue for the year ended December 31, 1999.

12.   Commitments and Contingencies
--------------------------------------------------------------------------------

      Lease commitments

      At December 31, 2000, the Company's total obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

         2001                                         $       515,403
         2002                                                 442,668
         2003                                                 316,709
         2004                                                 192,510
         2005                                                  47,234
         2006                                                  77,730
---------------------------------------------------------------------
         Total                                        $     1,592,254
=====================================================================

      Employment contracts

      The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. Certain agreements do provide for severance payments of six months of regular compensation provided the termination is not voluntary or for cause. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 31, 2000, the minimum annual commitment under these agreements was approximately $632,052.

      Contractual commitments

      The Company has a commitment to pay its joint venture partner, T-Enterprises Inc., the sum of $200,000 worth of its shares upon the date of closing of the first right-of-way transaction completed by the joint venture or one of the Company's subsidiaries, Multilink Network Services Inc.

                                                                             F18

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

12.   Commitments and Contingencies - continued
--------------------------------------------------------------------------------

      Legal proceedings

      At December 31, 2000, the Company and its wholly owned subsidiaries are involved in litigation and claims, which arise from time to time in the normal course of business. The Company believes these claims are without merit and intends to vigorously defend these matters. No amount has been accrued in the accounts in respect of these matters and any amounts ultimately awarded against the Company are not expected to have a significant adverse effect on the combined financial statements of the Company.


13.   Supplemental Cash Flow Information
-------------------------------------------------------------------------------------------------------------------

      During the year, the Company had cash flows arising from interest and income taxes paid as follows:
-------------------------------------------------------------------------------------------------------------------

                                                                                        2000                1999
----------------------------------------------------------------------------------------------     ----------------
      Interest paid (note 5)                                                  $        48,712      $       118,386
      Income taxes paid                                                       $        26,642      $             -
==============================================================================================     ================
      During the year, the Company had non-cash investing and financing activities as follows:
-------------------------------------------------------------------------------------------------------------------
                                                                                        2000                1999

      Conversion of shareholder advances for 100,000 Common shares            $       428,967      $             -
      Conversion of debentures for 833,000 Common shares                      $       668,665      $             -
----------------------------------------------------------------------------------------------     ----------------

14.   Information on Operating Segments
-------------------------------------------------------------------------------------------------------------------

      General description

      The Company's operations are organized into segments based on the nature of products and services provided and into geographical segments based on the location of customers. The Company's operations can be classified into four reportable operating segments; Fiber Construction and Maintenance Services ("FC&MS"), Fiber Network and System Engineering and Design ("FN&SED"), Sales and Marketing ("S&M") and Network Services ("NS") and also into two reportable geographic regions; Canada and the United States.

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

                                                                             F19

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

14.   Information on Operating Segments - continued
--------------------------------------------------------------------------------


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

      The accounting policies of the segments are the same as those described in note 2. The Company evaluates financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the year ended December 31, 2000 and the year ended December 31, 1999.

      Operating segments

      Information by operating segment as at and for the year ended December 31, 2000:


-------------------------------------------------------------------------------------------------------------------
                                       FC&MS            FN&SED               S&M            NS               Total
----------------------------------------------------------------------------------------------       --------------
      Revenue                  $   3,685,555           393,573         1,183,140       391,441       $   5,653,709
      Interest expense         $      10,434            12,475            14,837           858       $      38,604
      Amortization of
         capital assets        $     122,079            29,020            14,309        99,325       $     264,733
      (Loss) before
         income taxes          $    (622,292)         (151,547)        (346,913)      (135,353)      $  (1,256,105)
      Total assets             $   1,550,729           310,407          285,388      1,171,287       $   3,317,811
      Capital assets           $     488,308           126,276           59,523        707,722       $   1,381,829
      Capital asset additions  $     350,279            15,881           42,702        792,123       $   1,200,985
-------------------------------------------------------------------------------------------------------------------

      Reconciliations to combined results as at and for the year ended December 1, 2000:

-------------------------------------------------------------------------------------------------------------------
                                                                       Segmented     Corporate               Total
----------------------------------------------------------------------------------------------     ----------------
      Revenue                                            $     5,653,709                   -       $     5,653,709
      Loss before income taxes                           $    (1,256,105)          (2,818,267)     $    (4,074,372)
      Total assets                                       $     3,317,811              137,395      $     3,455,206
      Capital assets                                     $     1,381,829               29,408      $     1,411,237
      Capital asset additions                            $     1,200,985               38,144      $     1,239,129
---------------------------------------------------------------------------------------------      ----------------

                                                                             F20

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


14.   Information on Operating Segments - continued
--------------------------------------------------------------------------------


      Information by operating segment as at and for the year ended December 31, 1999:


--------------------------------------------------------------------------------------------------------------------
                                    FC&MS            FN&SED               S&M           NS                Total
----------------------------------------------------------------------------------------------       ---------------

      Revenue                   $  1,010,320           115,813           488,363           -         $   1,614,496
      Interest expense          $     83,267            12,925            33,058           -         $     129,250
      Amortization of
         capital assets         $     81,167            15,857             6,996           -         $     104,020
      Loss before
         income taxes           $   (491,600)          (40,339)           (5,779)          -         $    (537,718)
      Total assets              $    983,905           189,319           161,340           -         $   1,334,564
      Capital assets            $    272,099           140,573            32,622           -         $     445,294
      Capital asset additions   $     80,240           156,431            42,422           -         $     279,093
---------------------------------------------------------------------------------------------        ---------------

      Geographic information

      Information by geographic region as at and for the year ended December 31, 2000:


---------------------------------------------------------------------------------------------      -----------------
                                                                  Canada        United States                Total
---------------------------------------------------------------------------------------------      -----------------
      Revenue                                            $     5,585,132               68,577      $     5,653,709
      Interest expense                                   $        40,905               11,992      $        52,897
      Amortization of capital assets                     $       260,222                4,511      $       264,733
      Loss before income taxes                           $    (1,233,783)          (2,840,589)     $    (4,074,372)
      Total assets                                       $     3,292,735              162,471      $     3,455,206
      Capital assets                                     $     1,379,233               32,004      $     1,411,237
      Capital asset additions                            $     1,205,467               33,662      $     1,239,129
--------------------------------------------------------------------------------------------------------------------


Information by geographic region as at and for the year ended December 31, 1999:


--------------------------------------------------------------------------------------------------------------------
                                                                  Canada        United States                Total
---------------------------------------------------------------------------------------------      -----------------
      Revenue                                            $     1,460,756             153,740       $     1,614,496
      Interest expense                                   $       128,541                 709       $       129,250
      Amortization of capital assets                     $       103,980                  40       $       104,020
      Loss before income taxes                           $      (537,508)               (210)      $      (537,718)
      Total assets                                       $     1,234,278             100,286       $     1,334,564
      Capital assets                                     $       442,441               2,853       $       445,294
      Capital asset additions                            $       276,200               2,893       $       279,093
---------------------------------------------------------------------------------------------      -----------------

      Revenues are attributed to countries based on location of customers.

                                                                             F21

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

15.   Earnings per Share
--------------------------------------------------------------------------------


      The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basis and fully diluted earnings per share (EPS) computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS has not been presented as it is anti-dilutive as a result of having incurred losses in each year. Options that may potentially dilute EPS in the future are listed in note 9.


                                                                                        2000                 1999
---------------------------------------------------------------------------------------------       --------------
      Basic EPS Computation:
         Net loss for the years                                               $    (4,195,453)      $     (426,723)
         Weighted average outstanding shares                                       36,006,392           35,204,000
         Basic EPS                                                            $         (0.12)      $        (0.01)
---------------------------------------------------------------------------------------------       --------------

16.   Acquisition
------------------------------------------------------------------------------------------------------------------

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

      The following results report on a pro forma basis the results of operations had the acquisition occurred on the first day of the earliest period reported, being January 1, 1999.


------------------------------------------------------------------------------------------------------------------
                                                                                         2000                 1999
---------------------------------------------------------------------------------------------      ---------------
      Revenue                                                                 $     5,670,484      $     2,477,510
---------------------------------------------------------------------------------------------      ---------------
      Net loss                                                                $    (3,750,262)     $      (509,299)
---------------------------------------------------------------------------------------------      ---------------
      Loss per share                                                          $         (0.10)     $         (0.01)
=============================================================================================      ===============

                                                                             F22

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

17.   Subsequent Events
--------------------------------------------------------------------------------

      Subsequent to the year end, the following transactions occurred:

     (a) On March 13, 2001, the Company closed a common stock purchase agreement with an unrelated investor. Under the terms of the agreement, the investor agreed to purchase common shares of the Company for an aggregate purchase price of $550,000. The number of shares to be issued was to be calculated at a price per share of 25% below the lower of: (i) the average quoted closing price of the Common stock for the 5 business days on which trading occurred preceding the Closing date, and (ii) the last quoted bid price of the shares as of the effective time of the Closing. The transaction was priced on March 1, 2001 with an effective price per share of $2.5031 representing 219,725 Common shares of the Company. The Company, at its sole discretion, has the right to redeem the purchased shares for a period of 25 days from the date of Closing at the original purchase price of the shares plus a redemption fee of 2% of the original purchased price. The Company may also extend the redemption period for an additional 25 days upon payment of a fee equivalent to 2% of the original purchase price of the shares. The redemption period may be extended twice upon payment of the required fees for a maximum total redemption period of 75 days.

          The shares of common stock issued pursuant to such placement are subject to anti-dilution price protection until March 13, 2002, exercisable with respect to each share of the purchased shares (the "Reset Right"), whereby upon notice from the investor, each of such purchased shares shall have its respective original purchase price of $2.50 per share reset in accordance with the following formula (the "Reset Price"). In the event of a Reset Price, an additional number of shares shall be issued to the investor based upon the difference between the original purchase price and the average of the publicly quoted high and low trading price of the Company's Common Stock during the five days prior to notice to the Company of exercise of the Reset Right (the "High-Low Average Price"). The Company shall issue such additional number of shares to the investor calculated by: (i) subtracting the High-Low Average Price from the original purchase price; (ii) multiplying the difference thereof by the number of shares that are the subject of the Reset Right notice from the investor; and
          (iii) dividing the product thereof by the original purchase price. The Reset Right is exercisable with respect to any or all of the purchased shares in whole or in part at any time until March 13, 2002.

(b) On March 13, 2001, the Company executed a private equity line term sheet with an unrelated investor for the purchase of the Company's Common Stock of up to $35 million dollars. The Company and the investor have agreed to execute an irrevocable Investment Agreement.

                                                                             F23

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Combined Financial Statements
December 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

17.   Subsequent Events - continued
--------------------------------------------------------------------------------
            The investor commits to purchase securities under the Equity Line and shall only re-sell the securities under a qualified prospectus. The Company shall put Common Stock (each, a "Put") to the investor, subject to an effective Registration Statement, ending twenty-four months from the effective date of the Registration Statement. The investor shall purchase the Company's Common Stock for each Put at a purchase price of 90% of the Market Price (the "Purchase Price"). The Market Price shall equal the lower of: (i) the average closing price of the Company's Common Stock during the five business days following each Put Date (the "Pricing Period") or (ii) the price of the Company's Common Stock as of the date immediately preceding the date of execution of each Put period hereof, but (iii) shall in no event at any time be greater than 110% of the closing price of the Company's Common Stock as of the Put Date. If the Market Price is less than 25% of the closing price of the Company's Common Stock on the Put Date (a "Market Out Put"), the Company may, at its sole discretion, cancel such Put by prompt notice to the Investor. The Company shall have no obligation to sell such Market Out Put shares to the Investor after a Market Out cancellation. Any such Market Out cancellation shall be effective solely with respect to the referenced Market Out Put shares and shall have no effect on any other terms or conditions of the Equity Line. The amount of Common Stock sold to the Investor in each Put shall not exceed a share Volume Limitation equal to 15% of the aggregate trading volume of the Common Stock traded on the Company's primary exchange during any Pricing Period for such Put. In the event the Company fails to Put to the Investor 15% of the Commitment Value during each twelve-month period of the Equity Line term, the Company shall pay to the Investor a Non Usage Fee equal to $100,000, less 10% of the dollar amount Put to the Investor during the twelve-month period. If the average closing price of the Company's Common Stock over any twelve-month period during the term of the Equity Line is less than 50% of the closing price of the Company's Common Stock as of the date of execution hereof, the Non-Usage Fee shall be waived and shall not apply for such twelve-month period. The Company may cancel the Equity Line at any time. In the event the Company fails to have sold to the Investor a minimum of $2,000,000 at any time prior to cancellation, the Company shall pay to the Investor a Non Usage Fee equal to $200,000, less 10% of the dollar amount sold to the Investor during the period prior to cancellation. If the average closing price of the Company's Common Stock for the period from the date of the Company's execution of the Term Sheet until the cancellation date is less than 50% of the closing price of the Company's Common Stock as of the date of execution hereof, the cancellation fee shall be reduced to $100,000, less 10% of the dollar amount sold to the investor during the period prior to cancellation.

            The Company and the investor have supplementally agreed that from the date of inception of the Equity Line, the sale or issuance by the Company of Common Stock and warrants under the Equity Line that are issued at a price less than the greater of book or market value together with sales by officers, directors, or substantial shareholders of the Company shall not exceed (i) 20% or more of the Common Stock or 20% or more of the voting power outstanding before inception of the Equity Line or (ii) 20% or more of the Common Stock or 20% or more of the voting power outstanding before an issuance under the Equity Line for less than the greater of book or market value of the Common Stock.

                                                                             F24

                                 EXHIBIT INDEX
Exhibit
Number                   Description
-------                  -----------
3.1(a)         Certificate of Incorporation as filed with the Commission as
               Exhibit 3.1 to Paxton Mining Corporation's Form SB-2 filed on September 1, 1999, is incorporated herein by reference thereto.

3.1(b) Certificate of Amendment of Articles of Incorporation, as filed with the Commission as Exhibit 3.1(b) to the Company's
               Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

3.2 By-laws, as filed with the Commission as Exhibit 3.2 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

4.1            Specimen Stock Certificate, as filed with the Commission as
               Exhibit 4.1 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.1 Share Purchase Agreement dated January 25, 2000, between 1348485 Ontario Inc. and Bernie Tan Investments Inc. o/a CableTec Communications and Bernard Tanunagara and Barbara Tanunagara and Edward Tanunagara, as filed with the Commission as Exhibit 10.1 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.2           Amending Agreement dated March 1, 2000, between Universe2U Inc.
               (formerly 1348485 Ontario Inc.), Bernie Tan Investments Inc. o/a CableTec Communications, Bernard Kris Tanunagara, Barbara J. Tanunagara and Edward Tanunagara, as filed with the Commission as
               Exhibit 10.2 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.3 Second Amending Agreement dated May 31, 2000, between Universe2U Inc. (formerly 1348485 Ontario Inc.), Bernie Tan Investments Inc. o/a CableTec Communications, Bernard Kris Tanunagara, Barbara J. Tanunagara and Edward Tanunagara, as filed with the Commission as
               Exhibit 10.3 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.4 Share Option Agreement dated May 31, 2000 between Universe2U Inc., and Bernard Kris Tanunagara, as filed with the Commission as Exhibit 10.4 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.5           Escrow Agreement dated May 31, 2000, between Universe2U Inc.
               (formerly 1348485 Ontario Inc.), Bernard Tanunagara, Barbara Tanunagara, Edward Tanunagara and Rigobon, Carli, Barristers & Solicitors, as filed with the Commission as Exhibit 10.5 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.6 Indemnification Agreement between Universe2U Inc. and Indemnitee, as filed with the Commission as Exhibit 10.6 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.7 Executive Employment Agreement dated November 24, 1999 between 1348485 Ontario Inc. and Kim Allen,, as filed with the Commission as Exhibit 10.7 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.8 Executive Employment Agreement dated December 22, 1999 between Universe2U Inc. and Angelo Boujos, as filed with the Commission as Exhibit 10.8 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.9 Executive Employment Agreement dated December 21, 1999 between Canadian Cable Consultants Inc. and William McGill, as filed with the Commission as Exhibit 10.9 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.10 Executive Employment Agreement dated June 1, 2000 between Universe2U Inc. and Andrew Eyres, as filed with the Commission as
               Exhibit 10.10 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.11 Executive Employment Agreement dated April 19, 2000, between Fiber Optic Corporation of Canada and Jeff Rosenthal, as filed with the Commission as Exhibit 10.11 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.12 Employment Agreement dated May 31, 2000 between CableTec and Bernard Tanunagara, as filed with the Commission as Exhibit 10.12 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.13 Share Purchase Agreement dated May 16, 2000, between Universe2U, 1418276 Ontario Inc., Universe2U Inc., Angelo Boujos, Josie Boujos, Josie Boujos, in trust, Bill McGill and Andrew Eyres, as filed with the Commission as Exhibit 10.13 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.14 Share Exchange Agreement dated May 16, 2000, between Universe2U Inc., 1418276 Ontario Inc., Angelo Boujos, Josie Boujos, Josie Boujos, in trust, Bill McGill and Andrew Eyres, as filed with the Commission as Exhibit 10.14 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.15 Support Agreement dated May 16, 2000, between Universe2U Inc., 1418276 Ontario Inc., Angelo Boujos, Josie Boujos, Josie Boujos in trust, Bill McGill and Andrew Eyres, as filed with the Commission as Exhibit 10.15 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.16 Engagement Letter Agreement dated July 17, 2000 between Universe2U Inc., and First Union Asset Management, as filed with the Commission as Exhibit 10.16 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.17 Waiver and Release dated May 17, 2000 between Universe2U Inc., and First Union Asset Management, as filed with the Commission as
               Exhibit 10.17 to the Company's Form 10-QSB filed on August 21, 2000, is incorporated herein by reference thereto.

10.18 Operating Agreement of T-E Realty And Rights-of-way Agency, L.L.C., as filed with the Commission as Exhibit 10.18 to the Company's Form 10-QSB filed on November 14, 2000, is incorporated herein by reference thereto.

10.19 Executive Employment Agreement dated July 26, 2000, between Universe2U Inc. and R. John Slattery, as filed with the Commission as Exhibit 10.19 to the Company's Form 10-QSB filed on November 14, 2000, is incorporated herein by reference thereto.

10.20 Joint Venture Term Sheet, between T- Enterprises, Inc., and the Right-of-Ways Agency Inc., dated July 13, 2000, as filed with the Commission as Exhibit 10.20 to the Company's Form 10-QSB filed on

               November 14, 2000, is incorporated herein by reference thereto.

16.1 Letter from Williams & Webster, P.S., dated June 15, 2000, regarding change in certifying accountant, as filed with the Commission as Exhibit 16 to the Company's Form 8-K filed on June 16, 2000, is incorporated herein by reference thereto.

21.1           Subsidiaries of Registrant, as filed with the Commission as
               Exhibit 21.1 on the Registration Statement on Form SB-2/A, filed on December 28, 2000, is incorporated herein by reference thereto.