Form 10QSB
period 2001-03-31
UNIVERSE2U INC
filed 2001-05-15
CIK 1094089

                                  -------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                  -------------

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001.

(_) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's common equity as of March 31, 2001: 36,978,225 shares of Common Stock, $.00001 par value.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

Part   I.  UNIVERSE2U INC. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet - March 31, 2001.

         Condensed Consolidated Statements of Deficit for the three fiscal months ended March 31, 2001 and March 31, 2000.

         Condensed Consolidated Statements of Income for the three fiscal months ended March 31, 2001 and March 31, 2000.

         Notes to Consolidated Financial Statements

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

SIGNATURES

PART I.  FINANCIAL INFORMATION.

Unaudited Consolidated Financial Statements

Quarter ended March 31, 2001.

The consolidated financial statements for the three months ended March 31, 2001 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2001, are not necessarily indicative of results of operations that will be realized for the year ending December 31, 2001.

                                 Universe2U Inc.

               Unaudited Interim Consolidated Financial Statements

                                 March 31, 2001

                           (expressed in U.S. dollars)

                       MOORE STEPHENS COOPER MOLYNEUX LLP
                              CHARTERED ACCOUNTANTS

8th Floor, 701 Evans Avenue                           Telephone: (416) 626-6000
Toronto, Ontario                                      Facsimile: (416) 626-8650
Canada  M9C 1A3                                       E-mail:    info@mscm.ca

                            Review Engagement Report

To the Shareholders of
Universe2U Inc.

We have reviewed the interim consolidated balance sheet of Universe2U Inc. as at March 31, 2001, and the interim consolidated statements of deficit, operations and cash flows for the three month period then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States.

The Company has incurred losses to date and has a deficit, to date, of $(7,190,945). This raises substantial doubt on the Company's ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as a result of the Company's inability to locate sufficient financing (see note 1).

                                    "Signed: Moore Stephens Cooper Molyneux LLP"

                                                           Chartered Accountants

Toronto, Ontario
May 11, 2001

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Balance Sheet
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

Assets
    Current assets
    Cash and cash equivalents                                                       $        69,570
    Accounts receivable (net of allowance for doubtful accounts of $219,266)                755,574
    Due from officers and directors (note 3)                                                154,626
    Due from related parties (note 3)                                                        85,414
    Inventory                                                                                93,422
    Prepaid expenses and deposits                                                           103,842
--------------------------------------------------------------------------------    ---------------
                                                                                          1,262,448
    Capital assets (at cost less accumulated amortization of $567,999)                    1,331,271
--------------------------------------------------------------------------------    ---------------
                                                                                    $     2,593,719
================================================================================    ===============
Liabilities
    Current liabilities
    Bank indebtedness                                                               $       179,523
    Accounts payable and accrued liabilities                                              1,810,639
    Income taxes payable                                                                     41,185
    Current portion of capital lease obligations                                              9,573
    Current portion of long-term debt (note 4)                                                7,793
--------------------------------------------------------------------------------    ---------------
                                                                                          2,048,713
    Long-term debt (note 4)                                                                  20,427
--------------------------------------------------------------------------------    ---------------
                                                                                          2,069,140
--------------------------------------------------------------------------------    ---------------
Commitments and contingencies (note 9)                                                            -
--------------------------------------------------------------------------------    ---------------
Shareholders' equity
    Share capital (note 5)
    Authorized:  100,000,000 Common shares, $0.00001 par value
    Issued and outstanding:  36,978,225 Common shares                                           369
    Additional paid in capital (net of share issuance costs of $341,237)                  7,773,000
    Accumulated other comprehensive (loss)                                                  (57,845)
    Deficit                                                                              (7,190,945)
--------------------------------------------------------------------------------    ---------------
                                                                                            524,579
--------------------------------------------------------------------------------    ---------------
                                                                                    $     2,593,719
================================================================================    ===============

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Statement of Deficit
for the three month periods ended March 31, 2001 and March 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                            2001           2000
----------------------------------------------------------------     -----------
Deficit, beginning of periods                      $ (4,661,716)     $ (477,221)
    Net loss for the periods                         (2,529,229)        (10,419)
----------------------------------------------------------------     -----------
Deficit, end of periods                            $ (7,190,945)     $ (487,640)
================================================================     ===========

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Statement of Operations
for the three month periods ended March 31, 2001 and March 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                               2001               2000
------------------------------------------------------------------------------------     -------------
Revenue                                                               $     638,816      $   1,510,519
Cost of sales                                                               768,409            883,327
------------------------------------------------------------------------------------     -------------
Gross profit                                                               (129,593)           627,192
------------------------------------------------------------------------------------     -------------
Expenses
    Selling, general and administration                                   1,397,341            579,019
    Stock based compensation (note 5)                                       892,960              4,670
    Interest and financing costs                                             38,485             13,222
    Interest expense - related parties (note 3)                                   -              6,102
    Depreciation and amortization                                            56,690             17,038
------------------------------------------------------------------------------------     -------------
                                                                          2,385,476            620,051
------------------------------------------------------------------------------------     -------------
Loss from operations                                                     (2,515,069)             7,141
Share of loss of significantly influenced investment                        (14,160)                -
------------------------------------------------------------------------------------     -------------
Loss before provision for income taxes                                   (2,529,229)             7,141
    Provision for income taxes                                                    -             17,560
------------------------------------------------------------------------------------     -------------
Net loss for the periods                                              $  (2,529,229)     $     (10,419)
====================================================================================     =============
Net loss per share - basic (note 7)                                   $       (0.07)     $       (0.00)
====================================================================================     =============
Weighted average shares outstanding                                      36,802,445         35,204,000
====================================================================================     =============

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Statement of Cash Flows
for the three month periods ended March 31, 2001 and March 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                                       2001           2000
--------------------------------------------------------------------------------------------     ----------
Cash flow from operating activities
    Net loss for the periods                                                  $  (2,529,229)     $ (10,419)
    Items not affecting cash
        Depreciation and amortization                                                71,393         29,645
        Stock option compensation (note 5)                                          892,960          4,670
        Imputed interest                                                                  -          6,102
        Equity loss of significantly influenced investment                           14,160              -
        Future income taxes                                                               -        (11,757)
--------------------------------------------------------------------------------------------     ----------
                                                                                 (1,550,716)        18,241
    Other sources (uses) of cash from operations
        Decrease (increase) in accounts receivable                                  730,945       (241,113)
        Decrease in inventory                                                        87,011         39,493
        Decrease in prepaid expenses and deposits                                    27,529         29,690
        Increase in accounts payable and accrued liabilities                        237,576        365,099
        Increase in income taxes payable                                                  -         29,400
--------------------------------------------------------------------------------------------     ----------
                                                                                   (467,655)       240,810
--------------------------------------------------------------------------------------------     ----------
Cash flow from investing activities
    Purchase of capital assets                                                      (22,866)       (78,814)
--------------------------------------------------------------------------------------------     ----------
Cash flow from financing activities
    Repayments on long-term debt                                                     (7,450)       (15,012)
    Proceeds from issue of share capital                                            550,000              -
    Proceeds from debenture                                                               -        343,512
    Decrease in bank indebtedness                                                   (20,527)       (69,432)
    Decrease in related party advances                                              (15,611)      (138,315)
--------------------------------------------------------------------------------------------     ----------
                                                                                    506,412        120,753
--------------------------------------------------------------------------------------------     ----------
Effect of exchange rate changes on cash                                              32,463         (2,133)
--------------------------------------------------------------------------------------------     ----------
Increase in cash                                                                     48,354        280,616
Cash and cash equivalents, beginning of periods                                      21,216         15,286
--------------------------------------------------------------------------------------------     ----------
Cash and cash equivalents, end of periods                                     $      69,570      $ 295,902
===========================================================================================      ==========
Supplemental cash flow information
       Cash paid during the periods for:
       Income taxes                                                           $           -      $       -
       Interest                                                               $      26,494      $  12,773
===========================================================================================      ==========

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

1.    Basis of Presentation and Consolidation
--------------------------------------------------------------------------------
      Going concern basis of presentation

      These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. This assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      Should the Company be unable to continue as a going concern as a result of the inability to locate sufficient financing, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

      As at March 31, 2001, the Company has incurred losses and has a deficit, to date, of $(7,190,945).

      Basis of presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the combined financial statements and footnotes thereto included in Universe2U Inc.'s ("the Company") Form 10-KSB filed on April 2, 2001 for the year ended December 31, 2000.

      On May 17, 2000, Universe2U Inc. (formerly Paxton Mining Corporation) issued 250,000 shares for 100% of the shares of Universe2U Canada Inc. For accounting purposes, the acquisition is being recorded as a recapitalization of Universe2U Canada Inc., with Universe2U Canada Inc. as the acquiror. The 250,000 shares issued are treated as issued by Universe2U Inc. for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. Prior to the acquisition there were 5,510,200 shares outstanding in Universe2U Inc. In addition, the recapitalization reflects 4,000,000 shares tendered for cancellation and the declaration of a stock dividend on a 19 to 1 basis, representing 33,443,800 shares, which formed part of the acquisition transaction. The consolidated financial statements of the Company reflect the results of operations of Universe2U Inc. and Universe2U Canada Inc. from January 1, 2001 to March 31, 2001. The consolidated financial statements prior to May 17, 2000 reflect the results of operations and financial position of Universe2U Canada Inc. Pro forma information on this transaction is not presented as, at the date of this transaction, Universe2U Inc. is considered a public shell and accordingly, the transaction will not be considered a business combination.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

1.    Basis of Presentation and Consolidation - continued
--------------------------------------------------------------------------------

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

      Basis of consolidation

      These financial statements have been prepared on a consolidated basis and include 100% owned subsidiaries' assets and liabilities as well as the revenues and expenses arising from their respective incorporation or acquisition dates. Investments in entities over which the Company has significant influence but not control are accounted for under the equity method of accounting.

2.    Foreign Exchange
--------------------------------------------------------------------------------

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

3.    Transactions with Related Parties
--------------------------------------------------------------------------------

      As of March 31, 2001, the following balances were due from related parties:

         Officers and directors                                      $   154,626
         Loans to significantly influenced companies                 $    85,414

      The amounts due to and from commonly controlled and significantly influenced companies are non-interest bearing, due on demand and have no fixed repayment terms.

      The amounts due to and from officers and directors are interest bearing, due on demand and have no fixed repayment terms. During the period, the Company imputed interest of nil (2000 - $6,102) to officers and directors on advances made to the Company. The payment of interest was waived by the officers and directors in the prior period.

      On June 9, 2000, the Board of Directors adopted a resolution to convert a loan of $428,968 previously made by an officer and director of the Company into 100,000 common shares of the Company.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

4.    Long-Term Debt
--------------------------------------------------------------------------------

                                                                               2001            2000
-----------------------------------------------------------------------------------     -----------
      Promissory note bearing interest at prime plus 3% per annum with monthly principal repayments of $1,378 plus interest, repaid during the prior year, secured by a general security agreement and a limited guarantee by an officer and director
      of the Company;                                                    $        -     $   152,201

      Promissory note bearing interest at prime plus 2.5% per
      annum with monthly principal repayments of $2,735 plus
      interest, repaid during the prior year, secured by a general security agreement and a limited guarantee by an officer and
      director of the Company;                                                    -         140,863

      Term loan bearing interest at 8.9% per annum, with monthly principal and interest payments of $317, maturing in
      December 2004, secured by the vehicle;                                 11,904          15,533

      Term loan bearing interest at 1.9% per annum, with monthly principal and interest payments of $525, maturing in March
      2002, secured by the vehicle;                                          16,316               -
-----------------------------------------------------------------------------------     -----------
                                                                             28,220         308,597
      Less:  Current portion                                                  7,793          54,756
-----------------------------------------------------------------------------------     -----------
                                                                         $   20,427     $   253,841
===================================================================================     ===========

      The month end prime rate as at March 31, 2001 was approximately 6.75% (2000 - 7.0%).

      The promissory notes payable represented government assisted Small Business Loans that became payable once the Company became publicly owned. As a result of the reverse acquisition on May 17, 2000, the notes were repaid in full in the prior year.

      Principal repayments on long-term debt are as follows:

         2001                                                         $   5,922
         2002                                                             8,361
         2003                                                             9,184
         2004                                                             4,753
--------------------------------------------------------------------------------
         Total                                                        $  28,220
================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Share Capital
--------------------------------------------------------------------------------

      Stock options

      On June 9, 2000, the Board of Directors adopted the Company's 2000 Equity Incentive Plan ("the Plan"). The Plan provides for the potential grant of options and other securities to employees, directors and consultants of the Company and its subsidiaries. The purpose of the Plan is to provide an incentive to such persons with respect to Company activities. The terms of the awards under the Plan are determined by a Board appointed committee. The Plan is subject to shareholder approval and ratification within twelve months of the adoption date. Under the original terms of the Plan, 1,500,000 shares of common stock were reserved for issuance in year 2000, with automatic replenishment each subsequent year up to the lesser of 1,000,000 shares of 10% of the Company's outstanding stock. As of March 31, 2001, no options were granted or outstanding under the Plan.

      As of March 31, 2001, an aggregate of 1,871,000 non-Plan stock options were outstanding that had been granted to employees, directors and consultants of the Company and its subsidiaries. Such options had been granted at exercise prices ranging from $0.01 per share to $5.00 per share and as of March 31, 2001, options to purchase 600,000 shares of common stock of the Company were vested.

      The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" for issuances to employees and directors, for services as a director, and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Issuances to consultants are accounted for under the fair value method of SFAS 123. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $892,960 for the period (2000 - $4,670). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

      Option assumptions

                                                                 2001       2000
---------------------------------------------------------------------    -------
      Dividend yield                                                -         -
      Expected volatility                                         75%         -
      Risk free interest rate                                    5.8%         -
      Expected option term                                        5.0         -
      Fair value per share of options granted                   $3.41         -
---------------------------------------------------------------------    -------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Share Capital - continued
--------------------------------------------------------------------------------

      Compensation expense recorded under FAS No. 123 would have been approximately $1,139,062 in 2001 (2000 - $56,024), increasing the loss per share by $0.01 in 2001 (2000 - nil).

      As at March 31, 2001, details of options outstanding were as follows:

                                                             Outstanding                               Exercisable
------------------------------------------------------------------------------------------------------------------
                                                        weighted average                          weighted average
                                             number       exercise price               number       exercise price
------------------------------------------------------------------------------------------------------------------
      December 31, 1999                     700,000      $          0.01                   -       $            -
         Granted - first quarter             47,000      $          0.01                   -       $            -
         Granted - second quarter           887,000      $          1.59                   -       $            -
         Granted - third quarter             55,000      $          5.00                   -       $            -
         Expired - third quarter             (5,500)     $          0.01                   -       $            -
         Granted - fourth quarter            27,500      $          5.34                   -       $            -
         Expired - fourth quarter           (50,000)     $          5.00                   -       $            -
------------------------------------------------------------------------------------------------------------------
      December 31, 2000                   1,661,000      $          0.95                   -       $            -
         Granted - first quarter            210,000      $          0.24                   -       $            -
------------------------------------------------------------------------------------------------------------------
      March 31, 2001                      1,871,000      $          0.87                   -       $            -
------------------------------------------------------------------------------------------------------------------

      As at March 31, 2001, stock options expire as follows:
------------------------------------------------------------------------------------------------------------------

                                                                  number             exercise               number
                                                             outstanding                price          exercisable
------------------------------------------------------------------------------------------------------------------
      2001                                                       200,000      $          0.01                   -
      2004                                                       800,000      $          0.01                   -
      2005                                                       703,500      $          0.01                   -
      2005                                                       145,000      $          5.00                   -
      2005                                                        12,500      $          5.75                   -
      2006                                                        10,000      $          4.81                   -
------------------------------------------------------------------------------------------------------------------
                                                               1,871,000
------------------------------------------------------------------------------------------------------------------

      As at March 31, 2001, details of share purchase warrants outstanding were as follows:
------------------------------------------------------------------------------------------------------------------

                                                                  number             exercise               expiry
                                                             outstanding                price                 date
------------------------------------------------------------------------------------------------------------------
                                                                 440,500      $          5.00                 2005
------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Share Capital - continued
--------------------------------------------------------------------------------

      Continuity of stockholders' equity
--------------------------------------------------------------------------------

                                                                        accumulated
                                                                        other comp-
                                     common      par      paid in         rehensive
                                     shares    value      capital     income (loss)           deficit             total
-----------------------------------------------------------------------------------------------------------------------

      Recapitalization
        as a result of merger
        (see Note 1)             35,204,000     $352      $43,528                 -                 -       $    43,880
-----------------------------------------------------------------------------------------------------------------------

      Net loss for the year               -        -            -                 -           (39,540)          (39,540)
      Exchange differences                -        -            -            10,228                 -            10,228
-----------------------------------------------------------------------------------------------------------------------

      Total comprehensive
         (loss)                           -        -            -            10,228           (39,540)          (29,312)
      Imputed interest                    -        -        3,672                 -                 -             3,672
-----------------------------------------------------------------------------------------------------------------------
      December 31, 1998          35,204,000      352       47,200            10,228           (39,540)           18,240
-----------------------------------------------------------------------------------------------------------------------
      Net loss for the year               -        -            -                 -          (426,723)         (426,723)
      Exchange differences                -        -            -           (27,319)                -           (27,319)
-----------------------------------------------------------------------------------------------------------------------
      Total comprehensive
         (loss)                           -        -            -           (27,319)         (426,723)         (454,042)
      Stock option
        compensation                      -        -       20,267                 -                 -            20,267
-----------------------------------------------------------------------------------------------------------------------
      December 31, 1999          35,204,000      352       67,467           (17,091)         (466,263)         (415,535)
-----------------------------------------------------------------------------------------------------------------------
      Net loss for the year               -        -            -                 -        (4,195,453)       (4,195,453)
      Exchange differences                -        -            -           (58,047)                -           (58,047)
-----------------------------------------------------------------------------------------------------------------------
      Total comprehensive (loss)          -        -            -           (58,047)       (4,195,453)       (4,253,500)
      Conversion of
         debentures                 833,000        8      668,665                 -                 -           668,673
      Conversion of share-
         holder advances            100,000        1      428,967                 -                 -           428,968
      Private placements            621,500        6    2,766,306                 -                 -         2,766,312
      Stock option
         compensation                     -        -    2,387,958                 -                 -         2,387,958
      Imputed interest                    -        -       10,679                 -                 -            10,679
-----------------------------------------------------------------------------------------------------------------------
      December 31, 2000          36,758,500     $367   $6,330,042         $ (75,138)      $(4,661,716)      $ 1,593,555
-----------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------


Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Share Capital - continued
--------------------------------------------------------------------------------
      Continuity of stockholders' equity
--------------------------------------------------------------------------------

                                                                          accumulated
                                                                          other comp-
                                     common        par      paid in         rehensive
                                     shares      value      capital     income (loss)           deficit            total
------------------------------------------------------------------------------------------------------------------------
      December 31, 2000          36,758,500       $367   $6,330,042         $ (75,138)      $(4,661,716)    $  1,593,555
------------------------------------------------------------------------------------------------------------------------

      Net loss for the period            --         --           --                --        (2,529,229)      (2,529,229)
      Exchange differences               --         --           --            17,293                --           17,293
------------------------------------------------------------------------------------------------------------------------

      Total comprehensive
         (loss)                          --         --           --           (17,293)       (2,529,229)      (2,511,936)
      Private placement             219,725          2      549,998                --                --          550,000
      Stock option
         compensation                    --         --      892,960                --                --          892,960
------------------------------------------------------------------------------------------------------------------------
      March 31, 2001             36,978,225       $369   $7,773,000         $ (57,845)      $(7,190,945)     $   524,579
------------------------------------------------------------------------------------------------------------------------

      The 219,725 common shares issued in a private placement during the quarter were priced on March 1, 2001 and are subject to anti-dilution price protection until March 13, 2002. Upon notice from the investor, the shares issued shall have their respective original purchase price of $2.50 per share reset in accordance with the reset formula. The reset formula allows for an additional number of shares to be issued based on the difference between the original purchase price and the average of the publicly quoted high and low trading price of the Company's common stock during the five days prior to notice to the Company of the exercise of the Reset Right (the "High-Low Average Price"). The additional shares to be issued will be calculated by: (i) subtracting the High-Low Average Price from the original purchase price; (ii) multiplying the difference thereof by the number of shares that are the subject of the Reset Right notice from the investor; and (iii) dividing the product thereof by the original purchase price.

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

Universe2U Inc.
--------------------------------------------------------------------------------


Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


6.    Information on Operating Segments
--------------------------------------------------------------------------------

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

      The FN&SED segment is responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights of ways.
      The S&M segment is responsible for all direct sales, which involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of tele-communications companies and services on behalf of the right of way owners. The segment also acts as broker for sales of rights of ways.

      The NS segment is a support service for the other operating segments.

      The accounting policies of the segments are the same as those described in the Company's annual financial statements. The Company evaluates financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the three month period ended March 31, 2001 and the three month period ended March 31, 2000.

      Information by operating segment as at and for the three month period ended March 31, 2001:

------------------------------------------------------------------------------------------------------------------
                                       FC&MS             FN&SE               S&M               NS            Total
------------------------------------------------------------------------------------------------------------------
      Revenue                  $     262,619            94,797           209,635           71,765    $     638,816
      Interest expense         $       9,380               860             3,665              948    $      14,583
      Amortization of
         capital assets        $      30,119             6,260             3,951           27,810    $      68,140
      Loss before
         income taxes          $    (939,068)         (126,719)         (216,862)        (277,200)   $  (1,559,849)
      Total assets             $   1,125,001           198,701           270,713          841,373    $   2,435,788
      Capital assets           $     441,087           114,057            52,793          679,911    $   1,287,848
      Capital asset additions  $       4,264                --                --               --    $       4,264
------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------


Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


6.    Information on Operating Segments - continued
--------------------------------------------------------------------------------

      Reconciliations to consolidated results as at and for the three month period ended March 31, 2001:
--------------------------------------------------------------------------------


                                                               Segmented            Corporate                Total
------------------------------------------------------------------------------------------------------------------
      Revenue                                            $       638,816                   --      $       638,816
      Loss before income taxes                           $    (1,559,849)            (969,380)     $    (2,529,229)
      Total assets                                       $     2,435,788              157,931      $     2,593,719
      Capital assets                                     $     1,287,848               43,423      $     1,331,271
      Capital asset additions                            $         4,264               18,602      $        22,866
------------------------------------------------------------------------------------------------------------------



      Information by operating segment as at and for the three month period ended March 31, 2000:

------------------------------------------------------------------------------------------------------------------
                                       FC&MS            FN&SED               S&M          NS                 Total
------------------------------------------------------------------------------------------------------------------
      Revenue                   $  1,004,504           244,453           261,562           --        $   1,510,519
      Interest expense          $      8,894             3,251             7,179           --        $      19,324
      Amortization of
         capital assets         $     20,208             7,278             2,159           --        $      29,645
      Income (loss) before
         income taxes           $   (134,548)          134,759            11,600           --        $      11,811
      Total assets              $  1,374,492           192,829           252,735           --        $   1,820,056
      Capital assets            $    325,495           136,806            34,548           --        $     496,849
      Capital asset additions   $     74,598                --             4,216           --        $      78,814
---------------------------------------------------------------------------------------------        -------------

------------------------------------------------------------------------------------------------------------------

      Reconciliations to consolidated results as at and for the three month period ended March 31, 2000:

------------------------------------------------------------------------------------------------------------------
                                                               Segmented            Corporate                Total
----------------------------------------------------------------------------------------------     ---------------
      Revenue                                            $     1,510,519                  --       $     1,510,519
      Income (loss) before income taxes                  $        11,811              (4,670)      $         7,141
      Total assets                                       $     1,820,056                  --       $     1,820,056
      Capital assets                                     $       496,849                  --       $       496,849
      Capital asset additions                            $        78,814                  --       $        78,814
----------------------------------------------------------------------------------------------     ---------------

Universe2U Inc.
--------------------------------------------------------------------------------


Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

6.    Information on Operating Segments - continued
--------------------------------------------------------------------------------

      Geographic information

      Information by geographic region as at and for the three-month period ended March 31, 2001:

-----------------------------------------------------------------------------------------------------------
                                                               Canada      United States              Total
-----------------------------------------------------------------------------------------------------------
      Revenue                                            $    627,661             11,155      $     638,816
      Interest expense                                   $     15,394             11,100      $      26,494
      Amortization of capital assets                     $     69,406              1,987      $      71,393
      Loss before income taxes                           $ (1,496,509)        (1,032,720)     $  (2,529,229)
      Total assets                                       $  2,478,534            115,185      $   2,593,719
      Capital assets                                     $  1,301,255             30,016      $   1,331,271
      Capital asset additions                            $     22,866                 --      $      22,866
-----------------------------------------------------------------------------------------------------------

      Information by geographic region as at and for the three-month period ended March 31, 2000:

-----------------------------------------------------------------------------------------------------------
                                                               Canada       United States             Total
----------------------------------------------------------------------------------------      -------------
      Revenue                                            $  1,510,519                 --      $   1,510,519
      Interest expense                                   $     19,215                109      $      19,324
      Amortization of capital assets                     $     29,356                289      $      29,645
      Income (loss) before income taxes                  $     44,298            (37,157)     $       7,141
      Total assets                                       $  1,801,949             18,107      $   1,820,056
      Capital assets                                     $    489,278              7,571      $     496,849
      Capital asset additions                            $     73,807              5,007      $      78,814
----------------------------------------------------------------------------------------      -------------


      Revenues are attributed to countries based on location of customers.

7.    Earnings per Share
--------------------------------------------------------------------------------

      The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and fully diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS has not been presented as it is anti-dilutive as a result of having incurred losses in each period. Options that may potentially dilute EPS in the future are listed in note 5.

                                                             Three months ended March 31
                                                                2001             2000
----------------------------------------------------------------------------------------
      Basic EPS Computation:

Universe2U Inc.
--------------------------------------------------------------------------------


Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

      Net loss for the periods                          $   (2,529,229)    $     (10,419)
      Weighted average outstanding shares                   36,802,445        35,204,000
      Basic EPS                                         $        (0.07)    $       (0.00)
------------------------------------------------------------------------------------------

8.    Acquisition
--------------------------------------------------------------------------------

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


9.    Commitments and Contingencies
--------------------------------------------------------------------------------

      Lease commitments

      At March 31, 2001, the Company's total obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

         2001                                                     $     370,125
         2002                                                           424,385
         2003                                                           303,790
         2004                                                           183,131
         2005                                                            44,933
--------------------------------------------------------------------------------
         Total                                                    $   1,326,364
================================================================================

      Employment contracts

      The Company has employment agreements and arrangements with its executive officers and certain management personnel. The majority of agreements continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. Certain agreements do provide for severance payments of six months of regular compensation provided the termination is not voluntary or for cause. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of March 31, 2001, the minimum annual commitment under these agreements was approximately $787,000.

      Contractual commitments

      The Company has a commitment to pay its joint venture partner, T-Enterprises Inc., the sum of $200,000 worth of its shares upon the date of closing of the first right-of-way transaction completed by the joint venture or one of the Company's subsidiaries, Multilink Network Services Inc.

Universe2U Inc.
--------------------------------------------------------------------------------
Unaudited Interim Consolidated Statement of Cash Flows
for the three month periods ended March 31, 2001 and March 31, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


9.    Commitments and Contingencies - continued
--------------------------------------------------------------------------------

      Legal proceedings

      The Company and/or its affiliated companies are parties to lawsuits which arose in the normal course of business. Litigation in general can be expensive and disruptive to normal business operations and the results of complex legal proceedings are difficult to predict. The Company believes they have defenses in each of the suits they are currently involved in and will vigorously contest each of the matters. An unfavorable resolution of one or more of the currently ongoing lawsuits could adversely affect the business, results of operations, or financial condition.

      On March 16, 2001, a competitor commenced a lawsuit against one of the Company's subsidiaries and two of its employees. The plaintiff formerly employed the two employees. The lawsuit seeks damages in the amount of $7 million (Canadian) as well as an injunction restraining the Company from soliciting customers of the plaintiff and/or using confidential information of the plaintiff. The Company has filed a notice of intent to defend with the court. At this stage in the proceedings the Company is unable to determine the probable outcome. The Company disputes the allegations and intends to vigorously defend these proceedings.

      No amounts have been accrued in the accounts in respect of any of these matters.

10.   Comparative Figures
--------------------------------------------------------------------------------

      Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation adopted in the current period financial statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following should be read in conjunction with our Condensed Consolidated Financial Statements for the first quarter ended March 31, 2001.

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

Our operations focus on the following areas:
    .  SmartNetworks
         . SmartCommunities
         . SmartBuildings
         . SmartLinks
    .  SmartServices
         . Infrastructure Services;
         . Customer Value Creation Services; and
         . SmartOffices

We are currently pursuing a two-pronged business strategy:

    . to be a "SmartNetworks" pioneer in developing SmartCommunities networks in partnership with local governments; SmartBuilding networks in partnership with institutions and business; and SmartLinks in partnership with rights-of-way owners, where we may take an equity position in the network; and
    . to deliver SmartServices for our SmartNetworks and provide the design and build fiber optic networks and market telecommunication services for major telephone and cable television companies.

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

We can provide turnkey service offerings. Instead of contractual project clients, we expect to target strategic alliances, partnerships and joint ventures where equity ownership is an integral component of the deal structure. Our SmartCommunities networks, SmartBuildings networks and SmartLinks models will all be designed on this basis. Where initially the primary revenue stream is expected to be from the individual operations, the long term revenue stream and profitability are anticipated to be driven by our equity/partnership model in all three network applications.

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

As of December 31, 2000, the Company amalgamated the wholly-owned subsidiaries formerly operating as Fiber Optics Corporation of Canada Inc., Canadian Cable Consultants Inc. and Photonics Engineering & Design Inc., into Universe2U Canada Inc. The Company plans to amalgamate CableTec Communications Inc. into Universe2U Canada Inc. during the current fiscal year.

Many companies in our industry experienced weak results in the first quarter. In addition to the disappointing performance, consolidation and restructuring resulted in many of the telecommunications companies reducing the amount of outsourcing of their work. This had a dramatic effect on our total revenues, as presented below. We shifted our focus from a primary strategy of designing and building, fiber optic networks and marketing telecommunication services for major telephone and cable television companies; to developing SmartNetworks:
"SmartCommunity" in partnership with local governments; "SmartBuildings" networks in partnership with institutions, businesses; and "SmartLinks" in partnership with right-of-way owners, where we may take an equity position in the network. Our SmartServices offering supports our SmartNetworks and we continue to sell services to the telecommunications companies and directly to business.

Through our equity partnership model, we expect to facilitate innovative financing structures for governmental organizations and public sector groups who are under enormous pressure to provide more services with shrinking revenues. We expect to aggressively implement this focused attack on the market. We believe our strategy will energize and support communities in their effort to bring universal access and open networks to their communities. We believe there is an under-supply in our target markets of the kinds of services that we offer and we believe there is still a great deal of opportunity for us to operate in this arena. We also believe that we have initiated the right business model at the most opportune time and we have committed our energies and resources to executing this strategy.

During the first quarter of 2001, we added two vital components to our turnkey offering, Network Solutions and Technology Solutions. These units have been built organically. We believe that Network Solutions offers a breakthrough value proposition to small and medium sized businesses in terms of making price points significantly lower for enhanced data services over broadband and delivery of true turnkey networks integration solution. Network Solutions delivers bandwidth to a client company's front door as well as extends and integrates it with their existing local network infrastructure. Our SmartOffices component offers the final step in our commitment to universal access, providing complete network services to all types of businesses ranging from small offices to multi-campus enterprises.

Our Technology Solutions provide leadership in the design, integration and support of high-end enterprise class networking solutions. We specialize in first assessing, then leveraging, relevant technologies to provide real solutions to customers needs. We help our clients meet their business goals through the proper use of enabling technologies. We are pragmatic: we do not implement technology solely for technology's sake. We include the following in our Technology Solutions development programs:

     1. Facilitate the development of information technology architectures and strategies;
     2.   Provide structured project management;
     3.   Design/implement global and enterprise networking solutions;
     4. Supplement clients resources by providing negotiating skills on contracts and terms with vendors/carriers; and
     5.   Design/build powerful eCommerce solutions.


RESULTS OF OPERATIONS

Total revenues decreased $872 thousand, or 58% to $639 thousand for the quarter ended March 31, 2001 from $1.5 million for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, the total revenue for the FC&MS operating segment was $262 thousand. For the quarter ended March 31, 2001, the total revenue for the FN&SE operating segment was $95 thousand. For the quarter ended March 31, 2001, the total revenue for the S&M operating segment was $210 thousand. For the quarter ended March 31, 2001, the total revenue for the NS operating segment was $72 thousand. Cost of sales decreased $115 thousand or 13% to $768 thousand for the quarter ended March 31, 2001 from $883 thousand for the quarter ended March 31, 2000.

Gross profit for the quarter ended March 31, 2001 was negative $130 thousand (-20% of revenues) versus $627 thousand (42% of revenues) in 2000. Selling, general and administration expenses increased $818 thousand, to $1.4 million (219% of revenues) for the quarter ended March 31, 2001 from $579 thousand (38% of revenues) for the quarter ended March 31, 2000.

Stock based compensation expense for the quarter ended March 31, 2001 was $893 thousand versus $5 thousand for the quarter ended March 31, 2000. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. Much of the stock option expense relates to employee option grants provided before, or soon after, the corporation was acquired on May 17, 2000. The Company anticipates expensing an additional $1.7 million of stock compensation expense over the next 6 quarters relating to stock options existing as at December 31, 2000. As at March 31, 2001 there were 1,871,000 stock options outstanding with a weighted average exercise price of $0.87.

Interest and financing costs were $38 thousand (6% of revenues) for the quarter ended March 31, 2001, an increase of $25 thousand from $13 thousand (1% of revenues) for the quarter ended March 31, 2000. This was a direct result of increased financing necessary for capital expenditures and to fund the operating losses. During the first quarter of the current year, the Company experienced cash flow shortages on a number of occasions and has been unable to meet all of its payable obligations on a timely basis. The company is late in remitting payroll withholding and sales taxes to the tax authorities.

Depreciation and amortization costs were $71 thousand (11% of revenues) for the quarter ended March 31, 2001, compared to 30 thousand (2% of revenues) for the quarter ended March 31, 2000. The increase of $41 thousand was the result of a substantial addition in capital assets primarily in Fiber Optics Corporation of Canada, as well as, the acquisition of CableTec. The share of loss of significantly influenced investment of $14 thousand represents start up costs associated with a 49% owned investment, T-E Realty and Rights of Ways Agency LLC., which began operations in the third quarter of the prior year.

For the quarter ended March 31, 2001, the loss before income taxes for the FC&MS operating segment was $939 thousand. For the quarter ended March 31, 2001, the loss before income taxes for the FN&SE operating segment was $127 thousand. For the quarter ended March 31, 2001, the loss before income taxes for the S&M operating segment was $217 thousand. For the quarter ended March 31, 2001, the loss before income taxes for the NS operating segment was $277 thousand.

The Company incurred losses before income taxes for the quarter ended March 31, 2001 of $2.5 million compared to a profit before income taxes of $7 thousand for the quarter ended March 31, 2000. Non-cash stock based compensation accounted for $893 thousand of the loss in the quarter ended March 31, 2001, compared to $5 thousand for the quarter ended March 31, 2000.

During the first quarter 2001 we adjusted our workforce from a peak of 168 people to our current level of 78, which includes 15 additional people in Network and Technology Solutions divisions.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation adopted in the current period financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our current growth plan is twofold:

         To design, build, and market SmartNetworks:
            . SmartBuildings;
            . SmartCommunities; and
            . SmartLinks;

         To provide SmartServices:
            . Infrastructure Services, including the designing and building of networks;
            . Customer Value Creation Services, including marketing services, selling rights-of-way, business transformation, technology solutions; and
            . SmartOffices, including DSL services, complete network services to all types of businesses ranging from small offices to multi-campus enterprises

The SmartServices are provided to telecommunication companies and support our SmartNetworks.

We believe that all of these market segments provide high-growth potential. Based on our current growth plan, we expect to require a substantial amount of capital to expand the development of operations and networks into new geographic areas of target markets in North America. We need capital to fund operations and strategically acquire related companies. Materials, supplies and equipment are all readily available for all of our operations; therefore, we anticipate being able to schedule capital expenditures simultaneously with anticipated funding.

Most of the capital expenditures will be in SmartNetworks. We anticipate raising capital on a project-by-project basis. By comparison, in the fiber design, engineering, sales and marketing operations, revenue growth is expected to be supported primarily by an increase in labor force and only marginally with increased capital expenditures. We intend to reduce the requirement for cash flow to fund operating equipment as much as possible by leasing a substantial portion of our operating equipment. Nonetheless, we expect continuing significant cash flow requirements, particularly for strategic acquisitions and internal growth.

Our current plan includes strategic acquisitions or internal growth to expand the scope of operations and networks into new geographic areas of target markets in North America. Not including cash flow requirements for strategic acquisitions and major projects where we may take an equity position, we currently estimate that our capital requirements for the period from April 1, 2001 to December 31, 2001 at approximately $3 million.

Our plan includes estimates which are forward-looking statements that may change if circumstances related to third party materials and labor costs, revenue growth expectations, construction, change of regulatory regime requirements and opportunities to deploy the Company's SmartNetworks do not occur as expected. Sources of funding for our current and future financing requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial credit facilities and bank loans. There can be no assurance that sufficient additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain financing could result in the delay or curtailment of our development and expansion plans and expenditures. Any of these events could have a material adverse effect on our business.

For the quarter ended March 31, 2001, the Company's net cash used in operating activities was $468 thousand ($241 thousand cash flow in 2000). This amount includes adjustments for non-cash items comprised of depreciation and amortization of $71 thousand ($30 thousand in 2000), stock option compensation of $893 thousand ($5 thousand in 2000), and a deduction for the equity loss of $14 thousand (nil in 2000). For the quarter ended March 31, 2001 net cash used in investing activities was $23 thousand, which consisted of additions to property, plant and equipment. For the quarter ended March 31, 2000, net cash used in investing activities was $79 thousand. For the quarter ended March 31, 2001 net cash provided by financing activities of $506 thousand included net proceeds from the issue of share capital of $550 thousand, offset by net repayments on debt of $28 thousand, and the net decrease in due to related parties of $16 thousand. For the quarter ended March 31, 2000 net cash provided by financing activities of $121 thousand included a net decrease in debt of $85 thousand, proceeds on debenture of $344 thousand and a net decrease in amounts due to related parties of $138 thousand.

Management has decided not to proceed with a previously announced $35 million Private Equity Line due to prohibitively burdensome cost and expense of complying with Canadian securities regulatory requirements. Management has taken an alternative approach under which it expects to raise funds for continued operations through private placements and project financing, however there can be no assurance of the results in this regard.

The Company has incurred losses to date and has a deficit, to date, of $(7,190,945). This raises substantial doubt on the Company's ability to continue as a going concern. The liquidity of the Company has been adversely affected by continuing losses and shortage of cash resources. The Company continues to seek financing both in the form of debt and equity and its ability to continue, as a going concern is dependent on the success of these efforts. Please refer to Note 1 of, and the Review Engagement Report on, the Unaudited Interim Consolidated Financial Statements for the quarter ended March 31, 2001. Management believes that the availability of expected private placement equity funding may alleviate some of the Company's cash flow needs, however, there can be no assurance in this regard. Additional risks relating to investment in the Company may be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently has no items that relate to "trading portfolios". The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value. We may from time to time enter into interest rate protection agreements.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Universe2U Inc., and/or its affiliated companies, are from time to time parties to lawsuits in the normal course of business. Litigation in general can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and the cases previously disclosed and will vigorously contest each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations, or financial condition.

A. On March 16, 2001, a lawsuit was commenced in the Ontario Superior Court of Justice by Destiny Network Solutions Inc.(Destiny) against Universe2U Canada Inc. and two of its employees (Destiny Network Solutions Inc. v. Akhilesh Shan, Joseph Khunaysir and Universe2U Canada Inc., Toronto court file number 01-CV-207508). The two employees were formerly employees of Destiny. The lawsuit alleges, among other things, that the employees breached fiduciary and contractual obligations owed to Destiny by leaving the employ of Destiny and commencing employment with Universe2U Canada Inc., that the employees solicited customers of Destiny for Universe2U Canada Inc.'s benefit, and that they disclosed confidential information to Universe2U Canada Inc. The lawsuit seeks, as against Universe2U Canada Inc., damages in the amount of $7 million (Canadian), as well as an injunction restraining Universe2U Canada Inc. from soliciting customers of the plaintiff and/or using confidential information of the plaintiff. Universe2U Canada Inc. has filed a notice of intent to defend with the court. Universe2U Canada Inc. disputes the allegations, and intends to vigorously defend these proceedings.

B. On April 12, 2001, Universe2U Canada Inc. received a letter from a lawyer representing an employee who alleges that Universe2U Canada Inc. wrongfully terminated his employment. The employee asserts that his losses as a result are between $400,000 and $600,000 (Canadian). To date, no statement of claim has been served on the company.

We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business, however there can be no assurance in this regard. Further information regarding status of pending proceedings may be found in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the U.S. Securities and Exchange Commission. We may from time to time become involved in legal proceedings in the ordinary course of our business.

Item 2. Changes in Securities and Use of Proceeds

On March 13, 2001, the Company consummated the sale of 219,725 shares of our common stock to Dominion Fixed Income Plus Investments Ltd. ("Dominion") in a private placement, which resulted in net proceeds to the Company of $550,000. The foregoing securities were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The securities sold to Dominion are restricted and may not be offered or re-sold in the United States absent registration or an exemption from registration. The shares of common stock issued pursuant to such placement are subject to anti-dilution price protection until March 13, 2002, exercisable with respect to each share of the purchased shares (the "Reset Right"), whereby upon notice from Dominion, each of such purchased shares shall have its respective original purchase price of $2.50 per share reset in accordance with the formula below (the "Reset Price"). In the event of a Reset Price, an additional number of shares shall be issued to Dominion based upon the difference between the original purchase price and the average of the publicly quoted high and low trading price of our Common Stock during the five (5) days prior to notice to us of exercise of the Reset Right (the "High-Low Average Price"). We shall issue such additional number of shares to Dominion calculated by (a) subtracting the High-Low Average Price from the original purchase price, (b) multiplying the difference thereof by the number of shares that are the subject of the Reset Right notice from Dominion; and (c) dividing the product thereof by the original purchase price. The Reset Right is exercisable with respect to any or all of the purchased shares in whole or in part at any time until March 13, 2002. We, at our sole discretion, may redeem the purchased shares for a period of up to twenty-five (25) days from the March 13, 2001 closing date (the "Redemption Period") upon repayment, in whole or in part, of the aggregate original purchase price plus a redemption fee in cash equivalent to two percent (2%) of the original purchase price per share of the shares redeemed, or a pro rata amount of the aggregate original purchase price if all shares are not redeemed in full. We, at our sole discretion, may, prior to the expiration of the Redemption Period, extend such Redemption Period for an additional twenty-five (25) days upon payment to Dominion of a fee in cash equivalent to two percent (2%) of the aggregate original purchase price. We may renew and extend the Redemption Period for two additional consecutive periods upon payment of the foregoing fees.

In March of 2001, the Company executed stock purchase agreements with a service provider and a Company vendor for the purchase of an aggregate of 23,522 shares of Company common stock, par value $.00001 per share, in a non-public offering transaction exempt from registration under Section 4(2) of the Securities Act of 1933, for a total purchase price equivalent to $58,593, in partial payment for services rendered and goods delivered to the Company.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

On March 14, 2001 the Company entered into an agreement to sell, under a private equity line structure, up to $35 million of Universe2U common stock to an institutional private equity fund. The equity line was intended to provide a financing facility for the Company to privately sell common stock to the equity line investor on a regular basis over a two year period. The Company has subsequently assessed that the equity line would be prohibitively burdensome with respect to the cost and expense of complying with Canadian securities regulatory requirements. The Company has therefore terminated its obligations with respect to the equity line and Management intends to pursue alternative financing programs.

Item 6. Exhibits and Reports

Form 8-K filed March 14, 2001 (disclosure of private placement sale of common stock).

Form 8-K filed March 15, 2001 (disclosure of private equity line).

Form 8-K filed March 20, 2001 (press release regarding private equity line).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSE2U INC.

By: /s/ Kim Allen                                    Date: May 14, 2001
    --------------------------------

Kim Allen, Chief Executive Officer and
Principal Financial Officer