Form 10QSB/A
period 2001-03-31
UNIVERSE2U INC
filed 2001-05-21
CIK 1094089

                                  -------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                  -------------

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

  -----------------------------------------------------------------------------
  -----------------------------------------------------------------------------

Item 6. Exhibits and Reports

EXHIBIT TABLE

Exhibit

3(ii)       Amended and Restated By-Laws of Universe2U Inc.


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

UNIVERSE2U INC.

By: /s/ Kim Allen                           Date: May 16, 2001
    --------------------------------

Kim Allen, Chief Executive Officer and Principal Financial
Officer