Form 10-Q
period 2001-06-30
UNIVERSE2U INC
filed 2001-08-14
CIK 1094089

                                                     PRIVILEGED AND CONFIDENTIAL
                                                             DRAFT 8-10-01 shell

                                  -------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                  -------------

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's common equity as of June 30, 2001: 37,120,474 shares of Common Stock, $.00001 par value.

================================================================================

                                      INDEX

Part I. UNIVERSE2U INC. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet - June 30, 2001.

            Condensed Consolidated Statements of Deficit for the six fiscal months ended June 30, 2001 and June 30, 2000.

            Condensed Consolidated Statements of Income for the six fiscal months ended June 30, 2001 and June 30, 2000.

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

SIGNATURES

PART I. FINANCIAL INFORMATION.

Unaudited Consolidated Financial Statements

Quarter ended June 30, 2001.

The consolidated financial statements for the six months ended June 30, 2001 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the six months ended June 30, 2001, are not necessarily indicative of results of operations that will be realized for the year ending December 31, 2001.

                                 Universe2U Inc.

               Unaudited Interim Consolidated Financial Statements

                                  June 30, 2001

                           (expressed in U.S. dollars)

                       MOORE STEPHENS COOPER MOLYNEUX LLP
                              CHARTERED ACCOUNTANTS

8th Floor, 701 Evans Avenue                            Telephone: (416) 626-6000
Toronto, Ontario                                       Facsimile: (416) 626-8650
Canada  M9C 1A3                                        E-mail:    info@mscm.ca

                            Review Engagement Report

To the Shareholders of
Universe2U Inc.

We have reviewed the interim consolidated balance sheet of Universe2U Inc. as at June 30, 2001, and the interim consolidated statements of deficit, operations and cash flows for the three month and six months periods then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States.

The Company has incurred losses to date and has a deficit, to date, of $(9,373,021). This raises substantial doubt on the Company's ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as a result of the Company's inability to locate sufficient financing (see note 1).


                                                Chartered Accountants

Toronto, Ontario
August 2, 2001

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Balance Sheet
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

Assets
     Current assets
     Cash and cash equivalents                                                  $     93,235
     Accounts receivable (net of allowance for doubtful accounts of $260,137)        378,158
     Due from officers and directors (note 3)                                        148,766
     Inventory                                                                        60,959
     Deposit on net asset acquisition (note 11b)                                   1,775,000
     Prepaid expenses and deposits                                                    88,872
-----------------------------------------------------------------------------   ------------
                                                                                   2,544,990
     Capital assets (at cost less accumulated amortization of $757,448)            1,295,678
-----------------------------------------------------------------------------   ------------
                                                                                $  3,840,668
=============================================================================   ============
Liabilities
     Current liabilities
     Bank indebtedness                                                          $    212,483
     Accounts payable and accrued liabilities                                      2,136,574
     Income taxes payable                                                             42,462
     Current portion of capital lease obligations                                      6,317
     Current portion of long-term debt (note 4)                                        8,306
-----------------------------------------------------------------------------   ------------
                                                                                   2,406,142
     Long-term debt (note 4)                                                          19,118
-----------------------------------------------------------------------------   ------------
                                                                                   2,425,260
-----------------------------------------------------------------------------   ------------
Commitments and contingencies (note 9)                                                    --
-----------------------------------------------------------------------------   ------------
Shareholders' equity
     Share capital (note 5)
     Authorized:  100,000,000 Common shares, $0.00001 par value
                      10,000,000 Preferred shares  $0.00001 par value
     Issued and outstanding: 37,120,474 Common shares                                    370
     Additional paid in capital (net of share issuance costs of $341,237)         10,821,441
     Accumulated other comprehensive (loss)                                          (33,382)
     Deficit                                                                      (9,373,021)
-----------------------------------------------------------------------------   ------------
                                                                                   1,415,408
-----------------------------------------------------------------------------   ------------
                                                                                $  3,840,668
=============================================================================   ============

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------
Unaudited Interim Consolidated Statement of Deficit
for the six month periods ended June 30, 2001 and June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                        2001               2000
------------------------------------------------------------        -----------
Deficit, beginning of periods                    $(4,661,716)       $  (466,263)
     Net loss for the periods                     (4,711,305)          (754,299)
------------------------------------------------------------        -----------
Deficit, end of periods                          $(9,373,021)       $(1,220,562)
============================================================        ===========

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------
Unaudited Interim Consolidated Statement of Operations
for the six month periods ended June 30, 2001 and June 30, 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                  2001               2000
----------------------------------------------------------------------       ------------
Revenue                                                   $    936,040       $  2,601,359
Cost of sales                                                1,248,958          1,509,927
----------------------------------------------------------------------       ------------
Gross profit                                                  (312,918)         1,091,432
----------------------------------------------------------------------       ------------
Expenses
     Selling, general and administration                     2,353,866          1,287,035
     Stock based compensation (note 5)                       1,755,215            462,761
     Interest and financing costs                              110,553            200,418
     Interest expense - related parties (note 3)                    --             10,679
     Depreciation and amortization                             115,292             35,076
----------------------------------------------------------------------       ------------
                                                             4,334,926          1,995,969
----------------------------------------------------------------------       ------------
Loss from operations                                        (4,647,844)          (904,537)
Share of loss of significantly influenced investment           (63,461)                --
----------------------------------------------------------------------       ------------
Loss before provision for income taxes                      (4,711,305)          (904,537)
     Provision for income taxes                                     --           (150,238)
----------------------------------------------------------------------       ------------
Net loss for the periods                                  $ (4,711,305)      $   (754,299)
======================================================================       ============
Net loss per share - basic (note 7)                       $      (0.13)      $      (0.02)
======================================================================       ============
Weighted average shares outstanding                         36,967,831         35,402,204
======================================================================       ============

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------
Unaudited Interim Consolidated Statement of Operations for the three month periods ended June 30, 2001 and June 30, 2000 (expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                  2001               2000
----------------------------------------------------------------------       ------------
Revenue                                                   $    297,224       $  1,090,840
Cost of sales                                                  480,549            626,600
----------------------------------------------------------------------       ------------
Gross profit                                                  (183,325)           464,240
----------------------------------------------------------------------       ------------
Expenses
     Selling, general and administration                       956,525            708,016
     Stock based compensation (note 5)                         862,255            458,091
     Interest and financing costs                               72,068            187,196
     Interest expense - related parties (note 3)                    --              4,577
     Depreciation and amortization                              58,602             18,038
----------------------------------------------------------------------       ------------
                                                             1,949,450          1,375,918
----------------------------------------------------------------------       ------------
Loss from operations                                        (2,132,775)          (911,678)
Share of loss of significantly influenced investment           (49,301)                --
----------------------------------------------------------------------       ------------
Loss before provision for income taxes                      (2,182,076)          (911,678)
     Provision for income taxes                                     --           (167,798)
----------------------------------------------------------------------       ------------
Net loss for the periods                                  $ (2,182,076)      $   (743,880)
======================================================================       ============
Net loss per share - basic (note 7)                       $      (0.06)      $      (0.02)
======================================================================       ============
Weighted average shares outstanding                         37,134,440         35,204,000
======================================================================       ============

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.

--------------------------------------------------------------------------------
Unaudited Interim Consolidated Statement of Cash Flows for the six month periods ended June 30, 2001 and June 30, 2000 (expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                                 2001              2000
-------------------------------------------------------------------------------------       -----------
Cash flow from operating activities
     Net loss for the periods                                             $(4,711,305)      $  (754,299)
     Items not affecting cash
         Depreciation and amortization                                        144,571            77,033
         Stock option compensation (note 5)                                 1,755,215           462,761
         Imputed interest                                                          --            10,679
         Equity loss of significantly influenced investment                    63,461                --
         Future income taxes                                                       --          (220,972)
-------------------------------------------------------------------------------------       -----------
                                                                           (2,748,058)         (424,798)
     Other sources (uses) of cash from operations
         Decrease (increase) in accounts receivable                         1,108,361          (608,662)
         Decrease in inventory                                                119,474            39,493
         Decrease in prepaid expenses and deposits                             42,500             8,376
         Increase in accounts payable and accrued liabilities                 563,511           932,550
         Increase in income taxes payable                                          --           117,023
-------------------------------------------------------------------------------------       -----------
                                                                             (914,212)           63,982
-------------------------------------------------------------------------------------       -----------
Cash flow from investing activities
     Purchase of capital assets                                               (29,364)       (1,030,702)
-------------------------------------------------------------------------------------       -----------
Cash flow from financing activities
     Repayments on long-term debt                                             (11,503)           (2,255)
     Proceeds from issue of share capital                                     961,187         1,281,758
     Proceeds from debenture                                                       --                --
     Increase (decrease) in bank indebtedness                                  12,433           (57,092)
     Decrease (increase) in related party advances                             75,663          (119,046)
-------------------------------------------------------------------------------------       -----------
                                                                            1,037,780         1,103,365
-------------------------------------------------------------------------------------       -----------
Effect of exchange rate changes on cash                                       (22,185)           21,866
-------------------------------------------------------------------------------------       -----------
Increase in cash                                                               72,019           158,511
Cash and cash equivalents, beginning of periods                                21,216                --
-------------------------------------------------------------------------------------       -----------
Cash and cash equivalents, end of periods                                 $    93,235       $   158,511
=====================================================================================       ===========
Supplemental cash flow information Cash paid during the periods for:
        Income taxes                                                      $        --       $    26,794
        Interest                                                          $   110,553       $    20,538
=====================================================================================       ===========

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

      As at June 30, 2001, the Company has incurred losses and has a deficit, to date, of $(9,373,021).

      Basis of presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the combined financial statements and footnotes thereto included in Universe2U Inc.'s ("the Company") Form 10-KSB filed on April 2, 2001 for the year ended December 31, 2000.

      On May 17, 2000, Universe2U Inc. (formerly Paxton Mining Corporation) issued 250,000 shares for 100% of the shares of Universe2U Canada Inc. For accounting purposes, the acquisition is being recorded as a recapitalization of Universe2U Canada Inc., with Universe2U Canada Inc. as the acquiror. The 250,000 shares issued are treated as issued by Universe2U Inc. for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. Prior to the acquisition there were 5,510,200 shares outstanding in Universe2U Inc. In addition, the recapitalization reflects 4,000,000 shares tendered for cancellation and the declaration of a stock dividend on a 19 to 1 basis, representing 33,443,800 shares, which formed part of the acquisition transaction. The consolidated financial statements of the Company reflect the results of operations of Universe2U Inc. and Universe2U Canada Inc. from January 1, 2001 to June 30, 2001. The consolidated financial statements prior to May 17, 2000 reflect the results of operations and financial position of Universe2U Canada Inc. Pro forma information on this transaction is not presented as, at the date of this transaction, Universe2U Inc. is considered a public shell and accordingly, the transaction will not be considered a business combination.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

3.    Transactions with Related Parties
--------------------------------------------------------------------------------

      As of June 30, 2001, the following balances were due from related parties:

        Officers and directors                  $ 148,766

      The amounts due to officers and directors are interest bearing, due on demand and have no fixed repayment terms. During the period, the Company imputed interest of nil (2000 - $10,679) to officers and directors on advances made to the Company. The payment of interest was waived by the officers and directors in the prior period. Amounts due from officers and directors are non-interest bearing, due on demand and have no fixed repayment terms.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

4.    Long-Term Debt
--------------------------------------------------------------------------------

                                                                             2001          2000
---------------------------------------------------------------------------------      --------
      Promissory note bearing interest at prime plus 3% per annum with monthly principal repayments of $1,435 plus interest, repaid during the prior year, secured by a general security agreement and a limited guarantee by an officer and director
      of the Company;                                                    $     --      $144,739

      Promissory note bearing interest at prime plus 2.5% per annum with monthly principal repayments of $2,848 plus interest, repaid during the prior year, secured by a general security agreement and a limited guarantee by an officer and director
      of the Company;                                                          --       129,452

      Term loan bearing interest at 8.9% per annum, with monthly principal and interest payments of $330, maturing in December
      2004, secured by the vehicle;                                        15,745        14,531

      Term loan bearing interest at 1.9% per annum, with monthly principal and interest payments of $546, maturing in March
      2002, secured by the vehicle;                                        11,679        14,872
---------------------------------------------------------------------------------      --------
                                                                           27,424       303,594
      Less: Current portion                                                 8,306       282,321
---------------------------------------------------------------------------------      --------
                                                                         $ 19,118      $ 21,273
=================================================================================      ========

      The month end prime rate as at June 30, 2001 was approximately 6.25% (2000
      - 7.5%).

      The promissory notes payable represented government assisted Small Business Loans that became payable once the Company became publicly owned. As a result of the reverse acquisition on May 17, 2000, the notes were repaid in full in the prior year.

      Principal repayments on long-term debt are as follows:

           2001                                                          $  4,056
           2002                                                             8,705
           2003                                                             9,561
           2004                                                             5,102
---------------------------------------------------------------------------------
           Total                                                         $ 27,424
=================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Share Capital
--------------------------------------------------------------------------------

      Stock options

      On June 9, 2000, the Board of Directors adopted the Company's 2000 Equity Incentive Plan ("the Plan"). The Plan provides for the potential grant of options and other securities to employees, directors and consultants of the Company and its subsidiaries. The purpose of the Plan is to provide an incentive to such persons with respect to Company activities. The terms of the awards under the Plan are determined by a Board appointed committee. The Plan was approved and ratified by a majority of the Company's shareholders at the annual meeting of shareholders held on May 24, 2001. The maximum aggregate number of Company shares which may be issued pursuant to all grants and awards under the plan (including incentive stock options) is 1,500,000 shares, plus an annual increase that may be added each fiscal year of up to ten percent (10%) of the number of shares outstanding or a lesser number as determined by the Board of Directors. As of June 30, 2001, 1,027,048 options were granted under the Plan.

      As of June 30, 2001, an aggregate of 2,296,250 non-Plan stock options were outstanding that had been granted to employees, directors and consultants of the Company and its subsidiaries. Such options had been granted at exercise prices ranging from $0.01 per share to $5.00 per share and as of June 30, 2001, options to purchase 980,000 shares of common stock of the Company were vested.

      The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" for issuances to employees and directors, for services as a director, and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Issuances to consultants are accounted for under the fair value method of SFAS 123. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $1,755,215 for the period (2000 - $462,761). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

      Option assumptions

                                                       2001           2000
-----------------------------------------------------------           ----

      Dividend yield                                     --             --
      Expected volatility                                75%            75%
      Risk free interest rate                           4.9%           5.2
      Expected option term                              5.0            5.0
      Fair value per share of options granted      $   2.69           4.99
-----------------------------------------------------------           ----

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Share Capital - continued
--------------------------------------------------------------------------------

      Compensation expense recorded under FAS No. 123 would have been approximately $2,455,233 in 2001 (2000 - $462,975), increasing the loss per share by $0.02 in 2001 (2000 - a nominal amount). As at June 30, 2001, details of options outstanding were as follows:

                                                                     Outstanding                       Exercisable
---------------------------------------------------------------------------------------------------------------------
                                                                  weighted average                   weighted average
                                                      number        exercise price        number      exercise price
       December 31, 1999                            700,000       $           0.01            --        $         --
          Granted - first quarter                    47,000       $           0.01            --        $         --
          Granted - second quarter                  887,000       $           1.59       280,000        $       1.45
          Granted - third quarter                    55,000       $           5.00            --        $         --
          Expired - third quarter                    (5,500)      $           0.01            --        $         --
          Granted - fourth quarter                   27,500       $           5.34            --        $         --
          Expired - fourth quarter                  (50,000)      $           5.00            --        $         --
---------------------------------------------------------------------------------------------------------------------
       December 31, 2000                          1,661,000       $           0.95       280,000        $       1.45
          Granted - first quarter                    10,000       $           4.81            --        $         --
          Granted - second quarter                1,872,048       $           2.92            --        $         --
          Expired - second quarter                 (219,750)      $           4.88            --        $         --
---------------------------------------------------------------------------------------------------------------------
       June 30, 2001                              3,323,298       $           1.81       280,000        $       1.45
---------------------------------------------------------------------------------------------------------------------

      As at June 30, 2001, stock options expire as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                  number             exercise               number
                                                             outstanding                price          exercisable
---------------------------------------------------------------------------------------------------------------------
       2004                                                      600,000       $        0.01                   --
       2005                                                      741,250       $        0.01              200,000
       2005                                                      100,000       $        5.00               80,000
       2006                                                      100,000       $        3.25                   --
       2006                                                       10,000       $        4.81                   --
       2006                                                      597,048       $        5.00                   --
       2007                                                      145,000       $        0.01                   --
       2007                                                      430,000       $        5.00                   --
       2008                                                      300,000       $        0.01                   --
       2009                                                      300,000       $        0.01
---------------------------------------------------------------------------------------------------------------------
                                                               3,323,298                                  280,000
---------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Share Capital - continued
--------------------------------------------------------------------------------

      As at June 30, 2001, details of share purchase warrants outstanding were as follows:

--------------------------------------------------------------------------------
                                       number            exercise        expiry
                                  outstanding               price          date
--------------------------------------------------------------------------------
                                      621,500       $       5.00          2002
                                      200,000       $       2.50          2002
                                       35,591       $       2.75          2003
                                      558,333       $       3.00          2003
                                       83,333       $       4.00          2003
--------------------------------------------------------------------------------
                                    1,498,757
--------------------------------------------------------------------------------

      Subsequent to the end of the quarter, 300,000 warrants exercisable at $3.00 were cancelled.

--------------------------------------------------------------------------------
            Continuity of stockholders' equity
--------------------------------------------------------------------------------

                                                                       accumulated
                                                                       other comp-
                                     common       par        paid in     rehensive
                                     shares       value      capital  income (loss)       deficit          total
------------------------------------------------------------------------------------------------------------------
      Recapitalization
        as a result of merger
        (see Note 1)               35,204,000      $352      $43,528      $     --       $      --       $  43,880
------------------------------------------------------------------------------------------------------------------
      Net loss for the year                --        --           --            --         (39,540)        (39,540)
      Exchange differences                 --        --           --        10,228              --          10,228
------------------------------------------------------------------------------------------------------------------
      Total comprehensive
         (loss)                            --        --           --        10,228         (39,540)        (29,312)
      Imputed interest                     --        --        3,672            --              --           3,672
------------------------------------------------------------------------------------------------------------------
      December 31, 1998            35,204,000       352       47,200        10,228         (39,540)         18,240
------------------------------------------------------------------------------------------------------------------
      Net loss for the year                --        --           --            --        (426,723)       (426,723)
      Exchange differences                 --        --           --       (27,319)             --         (27,319)
------------------------------------------------------------------------------------------------------------------
      Total comprehensive
         (loss)                            --        --           --       (27,319)       (426,723)       (454,042)
      Stock option
        compensation                       --        --       20,267            --              --          20,267
------------------------------------------------------------------------------------------------------------------
      December 31, 1999            35,204,000      $352      $67,467      $(17,091)      $(466,263)      $(415,535)
------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Share Capital - continued
--------------------------------------------------------------------------------

      December 31, 1999               35,204,000      $352      $    67,467      $(17,091)      $  (466,263)      $  (415,535)
------------------------------------------------------------------------------------------------------------------------------
      Net loss for the year                   --        --               --            --        (4,195,453)       (4,195,453)
      Exchange differences                    --        --               --       (58,047)               --           (58,047)
------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive (loss)              --        --               --       (58,047)       (4,195,453)       (4,253,500)
      Conversion of
         debentures                      833,000         8          668,665            --                --           668,673
      Conversion of share-
         holder advances                 100,000         1          428,967            --                --           428,968
      Private placements                 621,500         6        2,766,306            --                --         2,766,312
      Stock option
         compensation                         --        --        2,387,958            --                --         2,387,958
      Imputed interest                        --        --           10,679            --                --            10,679
------------------------------------------------------------------------------------------------------------------------------
      December 31, 2000               36,758,500      $367      $ 6,330,042      $(75,138)      $(4,661,716)      $ 1,593,555
------------------------------------------------------------------------------------------------------------------------------
      Net loss for the period                 --        --               --            --        (4,711,305)       (4,711,305)
      Exchange differences                    --        --               --        41,756                --            41,756
------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive
         (loss)                               --        --               --        41,756        (4,711,305)       (4,669,549)
      Private placement                  343,452         3          915,248            --                --           915,251
      Conversion of liability             18,522        --           45,936            --                --            45,936
      Deposit on net asset
         Acquisition (note 11b)          500,000        --        1,775,000            --                --         1,775,000
      Stock option
         compensation                         --        --        1,755,215            --                --         1,755,215
------------------------------------------------------------------------------------------------------------------------------
      June 30, 2001                   37,620,474      $370      $10,821,441      $(33,382)      $(9,373,021)      $ 1,415,408
------------------------------------------------------------------------------------------------------------------------------

      The 219,725 common shares issued in a private placement during the first quarter were priced on March 1, 2001 and are subject to anti-dilution price protection until March 13, 2002.

      The Company, at its sole discretion, has the right to redeem the purchased shares for a period of 25 days from the date of Closing at the original purchase price of the shares plus a redemption fee of 2% of the original purchased price. The Company may also extend the redemption period for an additional 25 days upon payment of a fee equivalent to 2% of the original purchase price of the shares. The redemption period may be extended twice upon payment of the required fees for a maximum total redemption period of 75 days. The investor has voluntarily extended the redemption period beyond what was specified in the original contract provided that redemption fees continue to be paid.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

      The accounting policies of the segments are the same as those described in the Company's annual financial statements. The Company evaluates financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the six month period ended June 30, 2001 and the six month period ended June 30, 2000.

      Information by operating segment as at and for the six month period ended June 30, 2001:

-------------------------------------------------------------------------------------------------------------
                                       FC&MS           FN&SE           S&M            NS              Total
-------------------------------------------------------------------------------------------------------------
      Revenue                      $   294,746        231,520        306,984        102,790       $   936,040
      Interest expense             $    17,463         (2,702)       (10,220)        11,060       $    15,601
      Amortization of
         capital assets            $    59,857         12,465          7,867         56,864       $   137,053
      Loss before
         income taxes              $(1,583,050)      (292,079)      (382,064)      (518,572)      $(2,775,765)
      Total assets                 $   872,948        191,014        126,000        781,189       $ 1,971,151
      Capital assets               $   427,763        112,433         50,979        662,968       $ 1,254,143
      Capital asset additions      $     4,245             --             --          6,598       $    10,843
-------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

6.    Information on Operating Segments - continued
--------------------------------------------------------------------------------

      Reconciliations to consolidated results as at and for the six month period ended June 30, 2001:

--------------------------------------------------------------------------------
                                     Segmented        Corporate         Total
--------------------------------------------------------------------------------
      Revenue                       $   936,040              --      $   936,040
      Loss before income taxes      $(2,775,765)     (1,935,540)     $(4,711,305)
      Total assets                  $ 1,971,151       1,869,517      $ 3,840,668
      Capital assets                $ 1,254,143          41,535      $ 1,295,678
      Capital asset additions       $    10,843          18,521      $    29,364
--------------------------------------------------------------------------------

      Information by operating segment as at and for the six month period ended June 30, 2000:

-------------------------------------------------------------------------------------------------------------
                                      FC&MS           FN&SED         S&M              NS             Total
-------------------------------------------------------------------------------------------------------------
      Revenue                      $ 1,561,460       382,911       611,700           45,048       $ 2,601,119
      Interest expense             $    20,296         6,765        10,385              133       $    37,579
      Amortization of
         capital assets            $    43,596        14,422         4,767           14,248       $    77,033
      Income (loss) before
         income taxes              $  (277,278)      188,885       (24,889)         (12,614)      $  (125,896)
      Total assets                 $ 1,349,483       142,256       336,129        1,125,391       $ 2,953,259
      Capital assets               $   433,651       126,779        40,679          797,854       $ 1,398,963
      Capital asset additions      $    75,435            --         9,550          945,717       $ 1,030,702
-------------------------------------------------------------------------------------------------------------

      Reconciliations to consolidated results as at and for the six month period ended June 30, 2000:

------------------------------------------------------------------------------------------
                                              Segmented        Corporate         Total
------------------------------------------------------------------------------------------
      Revenue                                $ 2,601,119            240       $ 2,601,359
      Income (loss) before income taxes      $  (125,896)      (778,641)      $  (904,537)
      Total assets                           $ 2,953,259        239,487       $ 3,192,746
      Capital assets                         $ 1,398,963             --       $ 1,398,963
      Capital asset additions                $ 1,030,702             --       $ 1,030,702
------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

6.    Information on Operating Segments - continued
--------------------------------------------------------------------------------

      Geographic information

      Information by geographic region as at and for the six month period ended June 30, 2001:

-----------------------------------------------------------------------------------------
                                             Canada        United States         Total
------------------------------------------------------------------------     ------------
      Revenue                             $   889,585           46,455       $   936,040
      Interest expense                    $    66,380           44,173       $   110,553
      Amortization of capital assets      $   140,763            3,808       $   144,571
      Loss before income taxes            $(2,640,776)      (2,070,529)      $(4,711,305)
      Total assets                        $ 2,030,036        1,810,632       $ 3,840,668
      Capital assets                      $ 1,267,482           28,196       $ 1,295,678
      Capital asset additions             $    24,379            4,985       $    29,364
------------------------------------------------------------------------     ------------

      Information by geographic region as at and for the six month period ended June 30, 2000:

-----------------------------------------------------------------------------------------
                                             Canada        United States       Total
------------------------------------------------------------------------     ------------
      Revenue                             $ 2,556,385           44,734       $ 2,601,119
      Interest expense                    $    37,415              164       $    37,579
      Amortization of capital assets      $    75,913            1,120       $    77,033
      Income (loss) before income taxes   $  (815,281)         (89,256)      $  (904,537)
      Total assets                        $ 3,110,950           81,796       $ 3,192,746
      Capital assets                      $ 1,392,223            6,740       $ 1,398,963
      Capital asset additions             $ 1,022,540            8,162       $ 1,030,702
------------------------------------------------------------------------     ------------

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

                                                      Six months ended June 30
                                                       2001               2000
--------------------------------------------------------------------------------
      Basic EPS Computation:
      Net loss for the periods                 $ (4,711,305)      $   (754,299)
      Weighted average outstanding shares        36,967,831         35,402,204
      Basic EPS                                $      (0.13)      $      (0.02)
--------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

9.    Commitments and Contingencies
--------------------------------------------------------------------------------

      Lease commitments

      At June 30, 2001, the Company's total obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

           2001                                                 $       255,549
           2002                                                         439,074
           2003                                                         314,169
           2004                                                         190,666
           2005                                                          46,782
-------------------------------------------------------------------------------
           Total                                                $     1,246,240
===============================================================================

      Employment contracts

      The Company has employment agreements and arrangements with its executive officers and certain management personnel. The majority of agreements continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. Certain agreements do provide for severance payments of six months of regular compensation provided the termination is not voluntary or for cause. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of June 30, 2001, the minimum annual commitment under these agreements was approximately $719,000.

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

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

11.   Subsequent Events
--------------------------------------------------------------------------------

      Subsequent to the period end, the following transactions occurred:

      (a) On August 1, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to purchase directly from the Company on each trading day during the term of the agreement, $15,000 of our common stock up to an aggregate of $12.0 million. The $12.0 million of common stock is to be purchased over a 40-month period, subject to a six month extension or earlier termination at the Company's discretion. The purchase price of shares of common stock will be equal to a price based upon future market price of the common stock without any fixed discount to the market price. The Company has the right to set a minimum purchase price at any time. Fusion may not purchase shares under the agreement if Fusion or its affiliates would beneficially own more than 4.9% of the aggregate outstanding common stock immediately after the purchase. The Company has the right to increase this limitation to 9.9%. Under the terms of the agreement Fusion received 375,000 shares of common stock and warrants to purchase 375,000 shares of common stock at an exercise price of $4.00 per share, as a commitment fee. The fair value of the 375,000 commitment shares and 375,000 shares underlying the commitment warrants of $1,162,500 will be charged to operations over the 40 month period.

      (b) On June 12, 2001, the Company signed a letter of intent to acquire Digital Global Internet Inc. ("DGI"). The transaction is expected to close on August 31, 2001 and be structured such that the Company will be acquiring operating assets of DGI and assuming specified liabilities of DGI. The purchase price for the net assets will be 1,500,000 common shares of the Company. A deposit of 500,000 common shares of the Company was made in accordance with the letter of intent.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

      (c) On July 27, 2001, the Company entered into a line of credit with Palm Trading Limited ("Palm") that may be drawn upon by the Company in one or more tranches in an aggregate principal amount up to $500,000 (the "Credit Line"). Each Draw Down may be for a minimum $10,000 up to a maximum of $50,000. Amounts drawn down on the line of credit shall accrue interest at a rate of 8% per annum, compounded monthly. The Company may draw upon the Credit Line approximately once per month. Any and all outstanding amounts due under the Credit Line shall be repaid in full on the earlier of (i) such date as the Company has adequate cash reserves as determined by the Audit Committee of the Company's Board of Directors in consultation with the Company's independent auditors; or (ii) July 27, 2003. The Company shall also issue warrants to Palm under the Credit Line in amount corresponding to the fair market value of the Company's common stock as of the date of each draw down under the Credit Line. Each of such warrants shall be exercisable at fair market value for 1.15 shares of restricted Company common stock.

      (d) In August 2001 the Company's common stock commenced listing for trading on the Third Segment of the Frankfurt Stock Exchange underWKN 938 851 and symbol UVS.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following should be read in conjunction with our Condensed Consolidated Financial Statements for the second quarter ended June 30, 2001.

GENERAL

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

Our Company is the product of an acquisition, completed on May 17, 2000, in which Paxton Mining Corporation acquired all of the outstanding shares of Universe2U Inc. In connection with the acquisition, the management of our Company changed and our Company's name became Universe2U.

BUSINESS STRATEGY

We have built our business model on a simple and growth oriented philosophy:

      o     universal access;

      o     open networks; and

      o     access creation.

We are currently pursuing a two-pronged business strategy:

      o to be an "infostructure" pioneer in developing high bandwidth networks in partnership with local governments, institutions, businesses and rights-of-way owners; and

      o to design and build fiber optic networks and market telecommunication services for major telephone and cable television companies.

Our "infostructure" concept involves developing "SmartCommunities" networks in partnership with local governments; "SmartBuilding" networks in partnership with institutions and business; and "SmartLinks" in partnership with rights-of-way owners.

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

We believe that our ability to generate revenues in the future will be affected primarily by the following factors, some of which we cannot control:

      o our ability to acquire the needed financing for infostructure projects; . our ability to grow our engineering, design, construction and direct sales business to drive the organic growth;

      o our ability to obtain customers before our competitors do; . our ability to achieve adequate margins on materials; . the demand for our network services;

      o the level of competition we face from other telecommunications services providers, including price and margins for communications services over time;

      o the ability of the "new" entrants into the telecommunications industry to pay for our services on a timely basis; and

      o possible regulatory changes, including regulations requiring building owners to give access to competitive providers of communications services.

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

AMALGAMATION

As at December 31, 2000, the Company amalgamated the wholly owned subsidiaries formerly operating as Fiber Optics Corporation of Canada Inc., Canadian Cable Consultants Inc. and Photonics Engineering & Design Inc., into Universe2U Canada Inc. The Company plans to amalgamate CableTec Communications Inc. into Universe2U Canada Inc. during the current fiscal year.

Many companies in our industry experienced weak results in the first two quarters. In addition to the disappointing performance, consolidation and restructuring resulted in many of the telecommunications companies reducing the amount of outsourcing of their work. This had a dramatic effect on our total revenues, as presented below. We shifted our focus from a primary strategy of designing and building, fiber optic networks and marketing telecommunication services for major telephone and cable television companies, to developing
SmartNetworks: "SmartCommunity" in partnership with local governments; "SmartBuildings" networks in partnership with institutions, businesses; and "SmartLinks" in partnership with right-of-way owners, where we may take an equity position in the network. Our SmartServices offering supports our SmartNetworks and we continue to sell services to the telecommunications companies and directly to business.

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

During the first quarter 2001, we added two vital components to our turnkey offering, Network Solutions and Technology Solutions. These units have been built organically. We believe that Network Solutions offers a breakthrough value proposition to small and medium sized businesses in terms of making price points significantly lower for enhanced data services over broadband and delivery of true turnkey networks integration solution. Network Solutions delivers bandwidth to a client company's front door as well as extends and integrates it with their existing local network infrastructure. Our SmartOffices component offers the final step in our commitment to universal access, providing complete network services to all types of businesses ranging from small offices to multi-campus enterprises.

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

RESULTS OF OPERATIONS

Total revenues decreased $1.7 million, or 64% to $936 thousand for the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, the total revenue for the FC&MS operating segment was $295 thousand, the total revenue for the FN&SE operating segment was $232 thousand, the total revenue for the S&M operating segment was $307 thousand and the total revenue for the NS operating segment was $103 thousand. Cost of sales decreased $261 thousand or 17% to $1.2 million for the six months ended June 30, 2001 from $1.5 million for the six months ended June 30, 2000. Total revenues decreased $794 thousand, or 73% to $297 thousand for the quarter ended June 30, 2001 from $1.1 million for the quarter ended June 30, 2000. Cost of sales decreased $146 thousand or 23% to $481 thousand for the quarter ended June 30, 2001 from $627 thousand for the quarter ended June 30, 2000.

Gross profit for the six months ended June 30, 2001 was a negative $313 thousand (negative 33% of revenues) versus $1.1 million (42% of revenues) in 2000. Selling, general and administration expenses increased $1.1 million, to $2.4 million (251% of revenues) for the six months ended June 30, 2001 from $1.3 million (49% of revenues) for the six months ended June 30, 2000. Gross profit for the quarter ended June 30, 2001 was a negative $183 thousand (negative 20% of revenues) versus $464 thousand (43% of revenues) in 2000. Selling, general and administration expenses increased $249 thousand, to $957 thousand (322% of revenues) for the quarter ended June 30, 2001 from $708 thousand (65% of revenues) for the quarter ended June 30, 2000.

Stock based compensation expense for the six months ended June 30, 2001 was $1.8 million versus $463 thousand for the six months ended June 30, 2000. Stock based compensation expense for the quarter ended June 30, 2001 was $862 thousand versus $458 thousand for the quarter ended June 30, 2000. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. Much of the stock option expense relates to employee option grants provided before, or soon after, the corporation was acquired on May 17, 2000. The Company anticipates expensing an additional $2.2 million of stock compensation expense over the next 6 quarters relating to stock options existing as at December 31, 2000. As at June 30, 2001 there were 3,323,298 stock options outstanding with a weighted average exercise price of $1.81.

Interest and financing costs were $111 thousand (12% of revenues) for the six months ended June 30, 2001, a decrease of $90 thousand from $200 thousand (8% of revenues) for the six months ended June 30, 2000. Interest and financing costs were $72 thousand (24% of revenues) for the quarter ended June 30, 2001, a decrease of $115 thousand from $187 thousand (17% of revenues) for the quarter ended June 30, 2000.

Depreciation and amortization costs were $145 thousand (15% of revenues) for the six months ended June 30, 2001, compared to 77 thousand (3% of revenues) for the six months ended June 30, 2000. The increase of $68 thousand was the result of a substantial addition in capital assets primarily in Fiber Optics Corporation of Canada, as well as, the acquisition of CableTec. The share of loss of significantly influenced investment of $63 thousand represents start up costs associated with a 49% owned investment, T-E Realty and Rights of Ways Agency LLC., which began operations in the third quarter of the prior year. Depreciation and amortization costs were $73 thousand (25% of revenues) for the quarter ended June 30, 2001, compared to 47 thousand (4% of revenues) for the quarter ended June 30, 2000.

The Company incurred losses before income taxes for the six months ended June 30, 2001 of $4.7 million compared to a loss before income taxes of $905 thousand for the six months ended June 30, 2000. Non-cash stock based compensation accounted for $1.8 million of the loss in the six months ended June 30, 2001, compared to $463 thousand for the six months ended June 30, 2000. The Company incurred losses before income taxes for the quarter ended June 30, 2001 of $2.2 million compared to a loss before income taxes of $912 thousand for the quarter ended June 30,

2000. Non-cash stock based compensation accounted for $862 thousand of the loss in the quarter ended June 30, 2001, compared to $459 thousand for the quarter ended June 30, 2000.

For the six months ended June 30, 2001, the loss before income taxes for the FC&MS operating segment was $1.6 million, the loss before income taxes for the FN&SE operating segment was $292 thousand, the loss before income taxes for the S&M operating segment was $382 thousand and the loss before income taxes for the NS operating segment was $519 thousand.

During the first two quarters of 2001, we adjusted our workforce from a peak of 168 people to our current level of 42.

Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the presentation adopted in the current period's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Based on our current growth plan, we expect to require a substantial amount of capital to expand the development of operations and networks into new geographic areas of target markets in North America. We need capital to fund the construction of advanced fiber optic networks, upgrade our underground construction equipment, service our debt and acquire strategic companies.

For all of our operations, materials, supplies and equipment are readily available; therefore, we anticipate being able to schedule capital expenditures simultaneously with anticipated funding.

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

For the six months ended June 30, 2001, the Company's net cash used in operating activities was $914 thousand ($64 thousand cash flow in 2000). This amount includes adjustments for non-cash items comprised of depreciation and amortization of $145 thousand ($77 thousand in 2000), stock option compensation of $1.8 million ($463 thousand in 2000), and a deduction for the equity loss of $63 thousand (nil in 2000). For the six months ended June 30, 2001 net cash used in investing activities was $29 thousand, which consisted of additions to property, plant and equipment. For the six months ended June 30, 2000, net cash flow used in investing activities was $1 million. For the six months ended June 30, 2001 net cash provided by financing activities of $1.03 million included net proceeds from the issue of share capital of $961 thousand, offset by net repayments on debt of $12 thousand, and the net decrease in due to related parties of $76 thousand. For the six months ended June 30, 2000 net cash provided by financing activities of $1.1 million included a net decrease in debt of $59 thousand, net proceeds of share capital of $1.3 million and a net increase in amounts due to related parties of $119 thousand.

GOING CONCERN CONSIDERATIONS

The Company has incurred losses to date and has a deficit, to date, of $(9,373,021). This raises substantial doubt on the Company's ability to continue as a going concern. The liquidity of the Company has been adversely affected by continuing losses and shortage of cash resources. The Company continues to seek financing both in the form of debt and equity and in its ability to continue, as a going concern is dependent on the success of these efforts. Please refer to
Note 1 of, and the Review Engagement on, the Unaudited Interim Consolidated Financial Statements for the quarter ended June 30, 2001. Management believes that the availability of expected private placement equity funding may alleviate some of the Company's cash flow needs, however, there can be no assurance in this regard. Additional risks relating to investment in the Company may be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

SUBSEQUENT EVENTS

Credit Line

On July 27, 2001, the Company entered into a line of credit with Palm Trading Limited ("Palm") that may be drawn upon by the Company in one or more tranches in an aggregate principal amount up to $500,000 (the "Credit Line"). Each Draw Down may be for a minimum $10,000 up to a maximum of $50,000. Amounts drawn down on the line of credit shall accrue interest at a rate of 8% per annum, compounded monthly. The Company may draw upon the Credit Line approximately once per month. Any and all outstanding amounts due under the Credit Line shall be repaid in full on the earlier of (i) such date as the Company has adequate cash reserves as determined by the Audit Committee of the Company's Board of Directors in consultation with the Company's independent auditors; or (ii) July 27, 2003. The Company shall also issue warrants to Palm under the Credit Line in amount corresponding to the fair market value of the Company's common stock as of the date of each draw down under the Credit Line. Each of such warrants shall be exercisable at fair market value for 1.15 shares of restricted Company common stock.

Frankfurt Listing

In August 2001 the Company's common stock commenced listing for trading on the Third Segment of the Frankfurt Stock Exchange under WKN 938 851 and symbol UVS.

The Fusion Transaction

On August 1, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion agreed to purchase on each trading Day during the term of the agreement, $15,000 of our common stock up to an aggregate of $12.0 million. The $12.0 million of common stock is to be purchased over a 40 month period, subject to a six month extension or earlier termination at our discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. We have the right to set a minimum purchase price at any time as described below. Under the terms of the agreement, the Company is obligated to register for resale all of the shares and shares underlying the warrants that are issued to Fusion. On August 6, 2001, the Company filed a registration statement with the U.S. Securities and Exchange Commission registering such shares.

Purchase of Shares under the Common Stock Purchase Agreement

Under the common stock purchase agreement, on each trading day Fusion is obligated to purchase a specified dollar amount of our common stock. Subject to our right to suspend such purchases at any time, and our right to terminate the agreement with Fusion at any time, each as described below, Fusion shall purchase on each trading day during the term of the agreement $15,000 of our common stock. This daily purchase amount may be decreased by us at any time. We also have the right to increase the daily purchase amount at any time, provided however; we may not increase the daily purchase amount above $15,000 unless our stock price is above $7.00 per share for five consecutive trading days. The purchase price per share is equal to the lesser of:

o     the lowest sale price of our common stock on the purchase date; or

o the average of the three (3) lowest closing sale prices of our common stock during the fifteen (15) consecutive trading days prior to the date of a purchase by Fusion.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the trading days in which the closing bid price is used to compute the purchase price. Notwithstanding the foregoing, Fusion may not purchase shares of common stock under the common stock purchase agreement if Fusion or its affiliates would beneficially own more than 4.9% of our then aggregate outstanding common stock immediately after the proposed purchase. If the 4.9% limitation is ever reached, we have the option to increase this limitation to 9.9%. If the 9.9% limitation is ever reached, this limitation will not limit Fusion's obligation to fund the daily purchase amount.

The following table sets forth the number of shares of our common stock that would be sold to Fusion under the common stock purchase agreement at varying purchase prices:

                                                           Percentage
                                                           Outstanding After
                           Number of Shares to be          Giving Effect to the
Assumed Purchase Price     Issued if Full Purchase         Issuance to Fusion(1)

$   1.00                              12,000,000(2)        28%
$   2.00                               6,000,000(2)        14%
$   2.50                               4,800,000(2)        11%
$   5.00                               2,400,000(2)         6%
$   7.00                               1,714,286            4%
$  10.00                               1,200,000            3%

(1) Based on 43,376,747 shares outstanding as of August 1, 2001. Includes the issuance of 375,000 shares of common stock issued to Fusion as a commitment fee and the number of shares issuable at the corresponding assumed purchase price set forth in the adjacent column.

(2) We estimate that we will issue no more than 6,000,000 shares to Fusion under the common stock purchase agreement. We have the right to terminate the agreement at any time without any payment or liability to Fusion other than payment of the commitment shares.

Minimum Purchase Price

We have the right to set a minimum purchase price ("floor price") at any time. Currently, the floor price is $2.50. We can increase or decrease the floor price at any time upon one trading day prior notice to Fusion. Fusion shall not be permitted or obligated to purchase any shares of our common stock in the event that the purchase price is less than the then applicable floor price as established by us.

Our Right To Suspend Purchases

We have the unconditional right to suspend purchases at any time for any reason effective upon one trading day's notice. Any suspension would remain in effect until our revocation of the suspension. To the extent we need to use the cash proceeds of the sales of common stock under the common stock purchase agreement for working capital or other business purposes, we do not intend to restrict purchases under the common stock purchase agreement.

Our Right To Increase and Decrease the Daily Purchase Amount

We have the unconditional right to decrease the daily amount to be purchased by Fusion at any time for any reason effective upon one trading day's notice. We also have the right to increase the daily purchase amount at any time for any reason; provided however, we may not increase the daily purchase amount above $15,000 unless our stock price has been above $7.00 per share for five consecutive trading days. For any trading day that the sale price of our common stock is below $7.00, the daily purchase amount shall not be greater than $15,000.

Our Termination Rights

We have the unconditional right at any time for any reason to give notice to Fusion terminating the common stock purchase agreement. Such notice shall be effective one trading day after Fusion receives such notice.

Effect of Performance of the Common Stock Purchase Agreement on our Shareholders

It is anticipated that shares purchased by Fusion will be sold over a period of up to 40 months. The sale of a significant amount of shares by Fusion at any given time could cause the trading price of our common stock to decline and to be highly volatile. Fusion may ultimately purchase all of the shares of common stock issuable under the common stock purchase agreement, and it may sell some, none or all of the shares of common stock it acquires upon purchase. Therefore, the purchases under the common stock purchase agreement may result in substantial dilution to the Interests of other holders of our common stock. However, we have the right at any time for any reason to: (1) reduce the daily purchase amount, (2) suspend purchases of the common stock by Fusion and (3) terminate the common stock purchase agreement.

No Short-Selling or Hedging by Fusion

Fusion has agreed that neither it nor any of its affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement.

Events of Default

Generally, Fusion may terminate the common stock purchase agreement without any liability or payment to the Company upon the occurrence of any of the following events of default:

o if for any reason the shares offered by cannot be sold for a period of ten consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;

o suspension by our principal market of our common stock from trading for a period of ten consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;

o our failure to satisfy any listing criteria of our principal market for a period of ten consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;

o the transfer agent's failure for five trading days to issue to Fusion shares of our common stock which Fusion is entitled to under the common stock purchase agreement;

o any material breach of the representations or warranties or covenants contained in the common stock purchase agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of ten trading days;

o     a default by us of any payment obligation in excess of $1.0 million; or

o any participation or threatened participation in insolvency or bankruptcy proceedings by or against us.

Commitment Shares Issued to Fusion

Under the terms of the common stock purchase agreement Fusion has received 375,000 shares of our common stock, and warrants to purchase 375,000 shares of our common stock at an exercise price of $4.00 per share, as a commitment fee. Unless an event of default occurs, Fusion must maintain ownership of 375,000 shares of our common stock (i) for a period of 40 months from the date of the common stock purchase agreement, or (ii) until such date as the common stock purchase agreement is terminated.

No Variable Priced Financings

Until the termination of the common stock purchase agreement, we have agreed not to issue, or enter into any agreement with respect to the issuance of, any variable priced equity or variable priced equity-like securities unless we have obtained Fusion's prior written consent.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, was effective in the fourth fiscal quarter of 2000. In general, SAB 101 points out that revenue should be recognized over the period of performance or the on-going activity that was contracted for by the customer. Any changes required by adopting SAB 101 are accounted for as a change in accounting principles. The Company began using SAB 101 in the fiscal quarter beginning October 1, 2000.

FORWARD LOOKING STATEMENTS

Statements included in this quarterly report on Form 10-QSB which are not historical in nature, are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipate", "await", "envision", "foresee", "aim at", "believe", "intends", "estimates", "expect", and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Readers are directed to the Company's other filings with the U.S. Securities and Exchange Commission for additional information and a presentation of the risks and uncertainties that may affect the Company's business and results of operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously reported in the Company's filings with the Commission.

Further information regarding status of pending proceedings may be found in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, and the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2001, each of which have been filed with the U.S. Securities and Exchange Commission. We may from time to time become involved in legal proceedings in the ordinary course of our business.

Item 2. Changes in Securities and Use of Proceeds

In May and June of 2001, the Company executed stock purchase agreements for the purchase of an aggregate of 123,727 shares of Company common stock, par value $.00001 per share, in a non-public offering transaction exempt from registration under Regulation S promulgated under the Securities Act of 1933, for a total purchase price of $365,250.

On June 19, 2001, the Company issued 500,000 Shares of Common Stock to DGI Holdings LLC pursuant to a letter of intent executed between the Company and Digital Global Internet, Inc. ("DGI") with respect to the Company's contemplated purchase of all of the assets of DGI. Such issuance of the Company's common stock occurred in a non-public transaction exempt from registration under
Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2001, the Company held its Annual Meeting of Shareholders.

The Company's shareholders elected Kim Allen, Paul Pathak, Connie Colangelo, Barry Herman, Anthony Palumbo and Frederick Kasravi as members of the Board of Directors of the Company.

The following votes were cast in connection with the election of directors:

                            For                   Against              Abstain
                            ---                   -------              -------
Angelo Boujos            23,796,540                - 0 -                - 0 -
Kim Allen                23,796,540                - 0 -                - 0 -
Paul Pathak              23,796,540                - 0 -                - 0 -
Connie Colangelo         23,796,540                - 0 -                - 0 -
Barry Herman             23,796,540                - 0 -                - 0 -
Anthony Palumbo          23,796,540                - 0 -                - 0 -
Frederick Kasravi        23,796,540                - 0 -                - 0 -

The Company's shareholders approved the amendment to the Company's Articles of Incorporation to provide for the increase in authorized capital stock to 110,000,000 shares, of which 100,000,000 shares will continue to be designated as common stock, par value $.00001 per share and 10,000,000 shares will be designated as preferred stock, par value $.00001 per share. The following votes were cast in connection with such approval:

              For                       Against                     Abstain
              ---                       -------                     -------
          23,796,470                     1,070                       - 0 -

The Company's shareholders ratified and approved the Company's 2000 Equity Incentive Plan. The following votes were cast in connection with such approval:

              For                       Against                     Abstain
              ---                       -------                     -------
          23,795,620                      920                        - 0 -

The Company's shareholders ratified the appointment of Moore Stephens Cooper Molyneux LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The following votes were cast in connection with such ratification:

              For                       Against                     Abstain
              ---                       -------                     -------
          23,796,540                     - 0 -                       - 0 -

Item 5. Other Information.

On June 12, 2001, the Company announced that it had signed a letter of intent to acquire Digital Global Internet Inc. (DGI), a Baltimore, Maryland-based company. DGI offers RoomHost(TM), an in-room interactive terminal that provides travelers with high-speed Internet connectivity. The Company expects to close the acquisition of DGI in August 2001, however there can be no assurance in this regard.

On July 27, 2001, the Company entered into a line of credit with Palm Trading Limited ("Palm") that may be drawn upon by the Company in one or more tranches in an aggregate principal amount up to $500,000 (the "Credit Line"). Each Draw Down may be for a minimum $10,000 up to a maximum of $50,000. Amounts drawn down on the line of credit shall accrue interest at a rate of 8% per annum, compounded monthly. The Company may draw upon the Credit Line approximately once per month. Any and all outstanding amounts due under the Credit Line shall be repaid in full on the earlier of (i) such date as the Company has adequate cash reserves as determined by the Audit Committee of the Company's Board of Directors in consultation with the Company's independent auditors; or (ii) July 27, 2003. The Company shall also issue warrants to Palm under the Credit Line in amount corresponding to the fair market value of the Company's common stock as of the date of each draw down under the Credit Line. Each of such warrants shall be exercisable at fair market value for 1.15 shares of restricted Company common stock.

In August 2001 the Company's common stock commenced listing for trading on the Third Segment of the Frankfurt Stock Exchange under WKN 938 851 and symbol UVS.

Item 6. Exhibits and Reports

Form 8-K filed June 13, 2001 (press release regarding Letter of Intent to acquire Digital Global Internet Inc.).

Exhibits

3.1 Certified Copy of Amendment to the Articles of Incorporation, as filed with the Commission as Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed on August 6, 2001, is incorporated herein by reference thereto.

3.2 Amended and Restated By-laws, as filed with the Commission as Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed on August 6, 2001, is incorporated herein by reference thereto.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSE2U INC.

By: /s/ Kim Allen
   ___________________                      Date: August 14, 2001

Kim Allen, Chief Executive Officer and
Principal Financial Officer