Form 10QSB
period 2001-09-30
UNIVERSE2U INC
filed 2001-11-14
CIK 1094089

================================================================================


                                 -------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                                 -------------

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2001.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

     30 West Beaver Creek Road,
Suite 109, Richmond Hill, ON, Canada                              L4B 3K1
        (Address of Principal                                    (Zip Code)
          Executive Offices)

                                 (905) 881-3284
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's common equity as of September 30, 2001: 37,274,984 shares of Common Stock, $.00001 par value.


================================================================================

                                      INDEX


Part I.   UNIVERSE2U INC. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet - September 30, 2001.

          Condensed Consolidated Statements of Deficit for the nine fiscal months ended September 30, 2001 and September 30, 2000.

          Condensed Consolidated Statements of Income for the nine fiscal months ended September 30, 2001 and September 30, 2000.

          Condensed Consolidated Statements of Income for the three fiscal months ended September 30, 2001 and September 30, 2000

          Condensed Consolidated Statements of Cash Flows for the nine fiscal months ended September 30, 2001 and September 30, 2000

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

SIGNATURES

PART I.  FINANCIAL INFORMATION.

Unaudited Consolidated Financial Statements

Quarter ended September 30, 2001.

The consolidated financial statements for the nine months ended September 30, 2001 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results of operations that will be realized for the year ending December 31, 2001.

                                 Universe2U Inc.

               Unaudited Interim Consolidated Financial Statements

                               September 30, 2001

                           (expressed in U.S. dollars)

                       MOORE STEPHENS COOPER MOLYNEUX LLP
                             CHARTERED ACCOUNTANTS

8th Floor, 701 Evans Avenue                            Telephone: (416) 626-6000
Toronto, Ontario                                       Facsimile: (416) 626-8650
Canada  M9C 1A3                                        Web Site:  www.mscm.ca






                            Review Engagement Report


To the Shareholders of
Universe2U Inc.

We have reviewed the interim consolidated balance sheet of Universe2U Inc. as at September 30, 2001, and the interim consolidated statements of deficit, operations and cash flows for the three month and nine month periods then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States.

The Company has incurred losses to date and has a deficit, to date, of $11,082,437. This raises substantial doubt on the Company's ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as a result of the Company's inability to locate sufficient financing (see note 1).



                                   "Signed:  Moore Stephens Cooper Molyneux LLP"



                                             Chartered Accountants

Toronto, Ontario
November 2, 2001

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Balance Sheet
 September 30, 2001
(expressed in U.S. dollars)

--------------------------------------------------------------------------------

Assets
    Current assets
    Cash and cash equivalents                                                  $      2,447
    Accounts receivable (net of allowance for doubtful accounts of $224,674)        203,097
    Due from officers and directors (note 3)                                         45,515
    Inventory                                                                        40,331
    Prepaid expenses and deposits                                                   104,633
----------------------------------------------------------------------------   ------------
                                                                                    396,023
    Deferred charges (note 10a)                                                   1,162,500
    Capital assets (at cost less accumulated amortization of $670,270)            1,194,194
----------------------------------------------------------------------------   ------------

                                                                               $  2,752,717
============================================================================   ============

Liabilities
    Current liabilities
    Bank indebtedness                                                          $     78,624
    Accounts payable and accrued liabilities                                      2,765,678
    Income taxes payable                                                             50,148
    Current portion of capital lease obligations                                      2,458
    Current portion of long-term debt (note 4)                                       10,782
----------------------------------------------------------------------------   ------------

                                                                                  2,907,690
----------------------------------------------------------------------------   ------------
    Long-term debt (note 4)                                                          16,225
----------------------------------------------------------------------------   ------------
                                                                                  2,923,915
----------------------------------------------------------------------------   ------------
Commitments and contingencies (note 9)                                                   --
----------------------------------------------------------------------------   ------------

Shareholders' equity
    Share capital (note 5)
    Authorized:  100,000,000 Common shares, $0.00001 par value
                   10,000,000 Preferred shares  $0.00001 par value
    Issued and outstanding: Common shares 38,082,788                                    381
    Additional paid in capital (net of share issuance costs of $341,237)         12,597,065
    Accumulated other comprehensive (loss)                                           88,793
    Deposit on net asset acquisition (note 10b)                                  (1,775,000)
    Deficit                                                                     (11,082,437)
----------------------------------------------------------------------------   ------------

                                                                                   (171,198)
----------------------------------------------------------------------------   ------------

                                                                               $  2,752,717
============================================================================   ============


The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------


Unaudited Interim Consolidated Statement of Deficit
for the nine month periods ended September 30, 2001 and September 30, 2000 (expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                       2001                2000
-------------------------------------------------------------      -------------
Deficit, beginning of periods                  $ (4,661,716)       $   (466,263)
    Net loss for the periods                     (6,420,721)         (2,119,964)
-------------------------------------------------------------      -------------
Deficit, end of periods                        $(11,082,437)       $ (2,586,227)
=============================================================      =============














The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Statement of Operations
for the nine month periods ended September 30, 2001 and September 30, 2000 (expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                               2001            2000
--------------------------------------------------------------------   ------------
Revenue                                                $  1,148,146    $  4,207,056
Cost of sales                                             1,659,292       2,493,605
--------------------------------------------------------------------   ------------
Gross profit                                               (511,146)      1,713,451
--------------------------------------------------------------------   ------------

Expenses
    Selling, general and administration                   3,334,001       2,012,806
    Stock based compensation (note 5)                     2,251,345       1,509,880
    Interest and financing costs                            129,764         208,653
    Interest expense - related parties (note 3)                  --          10,679
    Depreciation and amortization                           131,004          55,494
--------------------------------------------------------------------   ------------
                                                          5,846,114       3,797,512
--------------------------------------------------------------------   ------------
Loss from operations                                     (6,357,260)     (2,084,061)
Share of loss of significantly influenced investment        (63,461)        (17,561)
--------------------------------------------------------------------   ------------
Loss before provision for income taxes                   (6,420,721)     (2,101,622)
====================================================================   ============
    Provision for income taxes - current                         --         107,346
                               - future                          --        (125,688)
====================================================================   ============
Net loss for the periods                               $ (6,420,721)   $ (2,119,964)
====================================================================   ============
Net loss per share - basic (note 7)                    $      (0.17)   $      (0.06)
====================================================================   ============
Weighted average shares outstanding                      37,274,984      35,751,974
====================================================================   ============


The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Statement of Operations
for the three month periods ended September 30, 2001 and September 30, 2000 (expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                               2001            2000
--------------------------------------------------------------------   ------------
Revenue                                                $    212,106    $  1,605,697
Cost of sales                                               410,334         983,678
--------------------------------------------------------------------   ------------
Gross profit                                               (198,228)        622,019
--------------------------------------------------------------------   ------------
Expenses
    Selling, general and administration                     980,135         725,771
    Stock based compensation (note 5)                       496,130       1,047,119
    Interest and financing costs                             19,211           8,235
    Depreciation and amortization                            15,712          20,418
--------------------------------------------------------------------   ------------
                                                          1,511,188       1,801,543
--------------------------------------------------------------------   ------------
Loss from operations                                     (1,709,416)     (1,179,524)
Share of loss of significantly influenced investment             --         (17,561)
--------------------------------------------------------------------   ------------
Loss before provision for income taxes                   (1,709,416)     (1,197,085)
    Provision for income taxes - current                         --          21,297
                               - future                          --         (45,847)
--------------------------------------------------------------------   ------------
Net loss for the periods                               $ (1,709,416)   $ (1,172,535)
====================================================================   ============
Net loss per share - basic (note 7)                    $      (0.05)   $      (0.03)
====================================================================   ============
Weighted average shares outstanding                      37,879,275      36,440,109
====================================================================   ============


The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------


Unaudited Interim Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2001 and September 30, 2000 (expressed in U.S. dollars)
--------------------------------------------------------------------------------


                                                                              2001           2000
----------------------------------------------------------------------------------    -----------
Cash flow from operating activities
    Net loss for the periods                                           $(6,420,721)   $(2,119,964)
    Items not affecting cash
        Depreciation and amortization                                      218,339        156,545
        Stock option compensation (note 5)                               2,251,345      1,509,880
        Imputed interest                                                        --         10,679
        Equity loss of significantly influenced investment                  63,461         17,561
        Future income taxes                                                     --       (125,688)
----------------------------------------------------------------------------------    -----------
                                                                        (3,887,576)      (550,987)
    Other sources (uses) of cash from operations
        Decrease (increase) in accounts receivable                       1,283,422       (960,677)
        (Increase) in subscriptions receivable                                  --       (905,000)
        Decrease in inventory                                              140,102         11,226
        Decrease in prepaid expenses and deposits                           26,739         37,294
        Increase in accounts payable and accrued liabilities             1,196,501        847,432
        Increase in income taxes payable                                     6,854        118,087
----------------------------------------------------------------------------------    -----------
                                                                        (1,233,958)    (1,402,625)
----------------------------------------------------------------------------------    -----------
Cash flow from investing activities
    Purchase of capital assets                                             (29,364)    (1,102,171)
----------------------------------------------------------------------------------    -----------
Cash flow from financing activities
    Repayments on long-term debt                                           (15,779)      (289,184)
    Proceeds from issue of share capital                                 1,078,188      3,434,935
    (Decrease) in bank indebtedness                                       (121,426)       (28,035)
    Decrease (increase) in related party advances                          178,914       (646,099)
----------------------------------------------------------------------------------    -----------
                                                                         1,119,897      2,471,617
----------------------------------------------------------------------------------    -----------
Effect of exchange rate changes on cash                                    124,656         50,031
----------------------------------------------------------------------------------    -----------
(Decrease) increase in cash                                                (18,769)        16,852
Cash and cash equivalents, beginning of periods                             21,216             --
----------------------------------------------------------------------------------    -----------
Cash and cash equivalents, end of periods                              $     2,447    $    16,852
==================================================================================    ===========
Supplemental cash flow information
Cash paid during the periods for:
       Income taxes                                                    $        --    $    26,794
       Interest                                                        $   129,764    $    77,075
==================================================================================    ===========


The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

     As at September 30, 2001, the Company has incurred losses and has a deficit, to date, of $(11,082,437).

     Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the combined financial statements and footnotes thereto included in Universe2U Inc.'s ("the Company") Form 10-KSB filed on April 2, 2001 for the year ended December 31, 2000.

     On May 17, 2000, Universe2U Inc. (formerly Paxton Mining Corporation) issued 250,000 shares for 100% of the shares of Universe2U Canada Inc. For accounting purposes, the acquisition is being recorded as a recapitalization of Universe2U Canada Inc., with Universe2U Canada Inc. as the acquiror. The 250,000 shares issued are treated as issued by Universe2U Inc. for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. Prior to the acquisition there were 5,510,200 shares outstanding in Universe2U Inc. In addition, the recapitalization reflects 4,000,000 shares tendered for cancellation and the declaration of a stock dividend on a 19 to 1 basis, representing 33,443,800 shares, which formed part of the acquisition transaction. The consolidated financial statements of the Company reflect the results of operations of Universe2U Inc. and Universe2U Canada Inc. from January 1, 2001 to September 30, 2001. The consolidated financial statements prior to May 17, 2000 reflect the results of operations and financial position of Universe2U Canada Inc. Pro forma information on this transaction is not presented as, at the date of this transaction, Universe2U Inc. is considered a public shell and accordingly, the transaction will not be considered a business combination.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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


3.   Transactions with Related Parties

     As of September 30, 2001, the following balances were due from related parties:

      Officers and directors                                $  45,515

     Amounts due from officers and directors are non-interest bearing, due on demand and have no fixed repayment terms. The amounts due to officers and directors are non-interest bearing, due on demand and have no fixed repayment terms. During the period, the Company imputed interest of nil (2000 - $10,679) to officers and directors on advances made to the Company.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

4.   Long-Term Debt

                                                                                    2001      2000
----------------------------------------------------------------------------------------   -------
     Term  loan  bearing  interest  at 8.9%  per  annum,  with  monthly principal  and  interest  payments  of $525,  maturing in December
     2004, secured by the vehicle;                                               $15,557   $13,873

     Term  loan  bearing  interest  at 1.9%  per  annum,  with  monthly principal and interest  payments of $317,  maturing in March 2002,
     secured by the vehicle;                                                      11,450    12,040
----------------------------------------------------------------------------------------   -------
                                                                                  27,007    25,913
     Less:  Current portion                                                       10,782     8,136
----------------------------------------------------------------------------------------   -------
                                                                                 $16,225   $17,777
========================================================================================   =======
     The month end prime rate as at September 30, 2001 was approximately 5.25%
     (2000 - 7.5%). Principal repayments on long-term debt are as follows:

         2001                                                                    $ 1,968
         2002                                                                      8,350
         2003                                                                      9,170
         2004                                                                      7,519
----------------------------------------------------------------------------------------
        Total                                                                    $27,007
========================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.   Share Capital


     Stock options

     On June 9, 2000, the Board of Directors adopted the Company's 2000 Equity Incentive Plan ("the Plan"). The Plan provides for the potential grant of options and other securities to employees, directors and consultants of the Company and its subsidiaries. The purpose of the Plan is to provide an incentive to such persons with respect to Company activities. The terms of the awards under the Plan are determined by a Board appointed committee. The Plan was approved and ratified by a majority of the Company's shareholders at the annual meeting of shareholders held on May 24, 2001. The maximum aggregate number of Company shares which may be issued pursuant to all grants and awards under the plan (including incentive stock options) is 1,500,000 shares, plus an annual increase that may be added each fiscal year of up to ten percent (10%) of the number of shares outstanding or a lesser number as determined by the Board of Directors. As of September 30, 2001, 1,057,547 options were granted under the Plan.

     As of September 30, 2001, an aggregate of 2,296,750 non-Plan stock options were outstanding that had been granted to employees, directors and consultants of the Company and its subsidiaries. Such options had been granted at exercise prices ranging from $0.01 per share to $5.00 per share and as of September 30, 2001, options to purchase 1,379,047 shares of common stock of the Company were vested.

     The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" for issuances to employees and directors, for services as a director, and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Issuances to consultants are accounted for under the fair value method of SFAS 123. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $2,251,345 for the period (2000 - $1,509,880). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

     Option assumptions

                                                               2001        2000
--------------------------------------------------------------------     -------
     Dividend yield                                              --          --
     Expected volatility                                         75%         75%
     Risk free interest rate                                    4.8%        5.2%
     Expected option term                                       5.0         5.0
     Fair value per share of options granted                 $ 2.66      $ 4.99
--------------------------------------------------------------------     -------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


5.   Share Capital - continued

     Compensation expense recorded under FAS No. 123 would have been approximately $3,858,562 in 2001 (2000 - $2,018,137), increasing the loss per share by $0.04 in 2001 (2000 - $0.01). As at September 30, 2001,
     details of options outstanding were as follows:

                                                              Outstanding                                           Exercisable
--------------------------------------------------------------------------------------------------------------------------------
                                                                          weighted average                     weighted average
                                                             number         exercise price       number          exercise price
--------------------------------------------------------------------------------------------------------------------------------
     December 31, 1999                                      700,000             $     0.01           --              $       --
        Granted - first quarter                              47,000             $     0.01           --              $       --
        Granted - second quarter                            887,000             $     1.59      280,000              $     1.45
        Granted - third quarter                              55,000             $     5.00           --              $       --
        Expired - third quarter                              (5,500)            $     0.01           --              $       --
        Granted - fourth quarter                             27,500             $     5.34           --              $       --
        Expired - fourth quarter                            (50,000)            $     5.00           --              $       --
--------------------------------------------------------------------------------------------------------------------------------
     December 31, 2000                                    1,661,000             $     0.95      280,000              $     1.45
        Granted - first quarter                              10,000             $     4.81           --              $       --
        Granted - second quarter                          1,913,548             $     2.92      399,047              $     5.00
        Expired - second quarter                           (218,750)            $     4.88           --              $       --
        Granted - third quarter                              87,314             $     1.34           --              $       --
        Exercised - third quarter                           (87,314)            $     1.34           --              $       --
        Expired - third quarter                             (11,501)            $     4.13           --              $       --
--------------------------------------------------------------------------------------------------------------------------------
     September 30, 2001                                   3,354,297             $     1.85      679,047              $     3.53
--------------------------------------------------------------------------------------------------------------------------------

     As at September 30, 2001, stock options expire as follows:
--------------------------------------------------------------------------------

                                                                 number                       exercise                    number
                                                            outstanding                          price               exercisable
--------------------------------------------------------------------------------------------------------------------------------
      2004                                                      600,000                $          0.01                        --
      2005                                                      740,250                $          0.01                   200,000
      2005                                                      100,000                $          5.00                    80,000
      2006                                                      100,000                $          3.25                        --
      2006                                                       10,000                $          4.81                        --
      2006                                                      609,047                $          5.00                   399,047
      2007                                                      165,000                $          0.01                        --
      2007                                                      430,000                $          5.00                        --
      2008                                                      300,000                $          0.01                        --
      2009                                                      300,000                $          0.01                        --
--------------------------------------------------------------------------------------------------------------------------------
                                                              3,354,297                                                  679,047
--------------------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


5.   Share Capital - continued

     As at September 30, 2001, details of share purchase warrants outstanding were as follows:
--------------------------------------------------------------------------------
                                number             exercise               expiry
                           outstanding                price                 date
--------------------------------------------------------------------------------
                               621,500          $      5.00                 2002
                               200,000          $      2.50                 2002
                                35,591          $      2.75                 2003
                               175,000          $      3.00                 2003
                                83,333          $      5.00                 2003
                                83,333          $      4.00                 2003
                               375,000          $      4.00                 2006
--------------------------------------------------------------------------------
                             1,573,757
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Continuity of stockholders' equity
--------------------------------------------------------------------------------

                                                                                          accumulated
                                                              additional     comprehen    other comp-
                                     common            par       paid in   sive income      rehensive
                                     shares          value       capital         (loss)  income (loss)       deficit          total
------------------------------------------------------------------------------------------------------------------------------------

Recapitalization
  as a result of merger
  (see Note 1)                   35,204,000    $       352   $    43,528   $        --    $        --    $        --    $    43,880
Net loss for the year                    --             --            --       (39,540)            --        (39,540)       (39,540)

Exchange differences                     --             --            --        10,228         10,228             --         10,228
                                                                           -----------
Total comprehensive
   (loss)                                                                      (29,312)
                                                                            ----------
Imputed interest                         --             --         3,672            --                            --          3,672
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1998                35,204,000            352        47,200                       10,228        (39,540)        18,240
------------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                    --             --            --      (426,723)            --       (426,723)      (426,723)

Exchange differences                     --             --            --       (27,312)       (27,319)            --        (27,319)

Total comprehensive
   (loss)                                                                     (454,042)
                                                                           -----------
Stock option
  compensation                           --             --        20,267                           --             --         20,267
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1999                35,204,000    $       352   $    67,467   $        --    $   (17,091)   $  (466,263)   $  (415,535)

------------------------------------------------------------------------------------------------------------------------------------


Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


5.   Share Capital - continued
     Continuity of stockholders' equity - continued

                                                                                        accumulated
                                                          additional      comprehen     other comp-
                                   common         par        paid in    sive income       rehensive
                                   shares       value        capital          (loss)   income (loss)        deficit           total
------------------------------------------------------------------------------------------------------------------------------------


December 31, 1999              35,204,000        $352        $67,467    $        --        $(17,091)      $(466,263)      $(415,535)

------------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                  --          --             --     (4,195,453)             --      (4,195,453)     (4,195,453)

Exchange differences                   --          --             --        (58,047)        (58,047)             --         (58,047)

                                                                        -----------
Total comprehensive (loss)                                               (4,253,500)
                                                                        -----------
Conversion of
   debentures                     833,000           8        668,665                             --              --         668,673
Conversion of share-
   holder advances                100,000           1        428,967                             --              --         428,968
Private placements                621,500           6      2,766,306                             --              --       2,766,312
Stock option
   compensation                        --          --      2,387,958                             --              --       2,387,958
Imputed interest                       --          --         10,679                             --              --          10,679
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2000              36,758,500        $367     $6,330,042                       $(75,138)    $(4,661,716)     $1,593,555
------------------------------------------------------------------------------------------------------------------------------------


Net loss for the period                --          --             --     (6,420,721)             --      (6,420,721)     (6,420,721)

Exchange differences                   --          --             --        163,931         163,931              --         163,931
                                                                       ------------
Total comprehensive
   (loss)                                                                (6,256,790)
                                                                       ------------
Private placements                343,452           3        915,248                             --              --              --

Conversion of liability            18,522           1         45,935                             --              --          45,936
Exercise of options                87,314           1        117,000                             --              --         117,001
Financing commitment
   fee (note 10a)                 375,000           4      1,162,496                             --              --       1,162,500
Deposit on net asset
   acquisition (note 10b)         500,000           5      1,774,995                             --              --       1,775,000
Stock option
   compensation                        --          --      2,251,345                             --              --       2,251,345

------------------------------------------------------------------------------------------------------------------------------------

September 30, 2001             38,082,788        $381    $12,597,061                        $88,793     (11,082,437)     $1,603,798
------------------------------------------------------------------------------------------------------------------------------------


Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.   Share Capital - continued

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


6.   Information on Operating Segments

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

     The accounting policies of the segments are the same as those described in the Company's annual financial statements. The Company evaluates financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the nine month period ended September 30, 2001 and the nine month period ended September 30, 2000.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

6.   Information on Operating Segments

     Information by operating segment as at and for the nine month period ended September 30, 2001:

------------------------------------------------------------------------------------------------------------------
                                      FC&MS             FN&SE               S&M               NS            Total
------------------------------------------------------------------------------------------------------------------
     Revenue                  $     303,053           324,031           302,885          218,177    $   1,148,146
     Interest expense         $      18,838               211             3,796           10,608    $      33,453
     Amortization of
        capital assets        $      89,158            18,651            11,334           90,264    $     209,407
     Loss before
        income taxes          $  (2,031,256)         (695,847)         (648,179)        (884,326)   $  (4,259,608)
     Total assets             $     552,199           122,137            80,969          682,752    $   1,438,057
     Capital assets           $     444,689           107,279            45,072          571,795    $   1,168,835
------------------------------------------------------------------------------------------------------------------

     Reconciliations to consolidated results as at and for the nine month period ended September 30, 2001:

--------------------------------------------------------------------------------------------     -----------------
                                                             Segmented            Corporate                Total
--------------------------------------------------------------------------------------------     -----------------
     Revenue                                           $     1,148,146                   --      $     1,148,146
     Loss before income taxes                          $    (4,259,608)          (2,161,113)     $    (6,420,721)
     Total assets                                      $     1,438,057            1,314,660      $     2,752,717
--------------------------------------------------------------------------------------------     -----------------

     Information by operating segment as at and for the nine month period ended September 30, 2000:

---------------------------------------------------------------------------------      ---------------------------
                                      FC&MS            FN&SED               S&M               NS            Total
---------------------------------------------------------------------------------      ---------------------------
     Revenue                   $  2,542,329           485,451           902,661          276,615    $   4,207,056
     Interest expense          $     30,493            12,943            22,644              343    $      66,423
     Amortization of
        capital assets         $     70,205            21,559             7,615           56,905    $     156,284
     Income before
        income taxes           $    124,676           197,074            34,287           45,769    $     401,806
     Total assets              $    316,870           199,536            64,601        1,157,644    $   1,738,651
     Capital assets            $    455,813           117,812            47,044          753,146    $   1,373,815
----------------------------------------------------------------------------------     ---------------------------


--------------------------------------------------------------------------------
     Reconciliations to consolidated results as at and for the nine month period ended September 30, 2000:

-------------------------------------------------------------------------------------------       ----------------
                                                             Segmented            Corporate                Total
-------------------------------------------------------------------------------------------       ----------------
     Revenue                                           $     4,207,056                   --       $    4,207,056
     Income before income taxes                        $       401,806           (2,503,428)      $   (2,101,622)
     Total assets                                      $     1,738,651            2,634,405       $    4,373,056
-------------------------------------------------------------------------------------------       ----------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


6.   Information on Operating Segments - continued


     Geographic information

     Information by geographic region as at and for the nine month period ended September 30, 2001:

------------------------------------------------------------------------------------------------------------------
                                                                 Canada        United States                Total
---------------------------------------------------------------------------------------------     ----------------
     Revenue                                            $     1,101,691               46,455      $     1,148,146
     Interest expense                                   $        33,338                  115      $        33,453
     Amortization of capital assets                     $       203,888                5,519      $       209,407
     Loss before income taxes                           $    (4,099,700)            (159,908)     $    (4,259,608)
     Total assets                                       $     1,401,688               36,369      $     1,438,057
     Capital assets                                     $     1,142,350               26,485      $     1,168,835
---------------------------------------------------------------------------------------------     ----------------

     Information by geographic region as at and for the nine month period ended September 30, 2000:

------------------------------------------------------------------------------------------------------------------
                                                                 Canada        United States                Total
---------------------------------------------------------------------------------------------     ----------------
     Revenue                                            $     4,162,322               44,734      $     4,207,056
     Interest expense                                   $        76,814                  261      $        77,075
     Amortization of capital assets                     $       154,206                2,339      $       156,545
     Loss before income taxes                           $      (148,837)          (1,952,785)     $    (2,101,622)
     Total assets                                       $       397,385            3,975,671      $     4,373,056
     Capital assets                                     $     1,371,995               18,925      $     1,390,920
---------------------------------------------------------------------------------------------     ----------------

     Revenues are attributed to countries based on location of customers.

7.   Earnings per Share

     The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and fully diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS has not been presented, as it is anti-dilutive as a result of having incurred losses in each period. Options that may potentially dilute EPS in the future are listed in note 5.

                                                  Nine months ended September 30
                                                        2001             2000
--------------------------------------------------------------------------------
     Basic EPS Computation:
     Net loss for the periods                $    (6,420,721)    $ (2,119,964)
     Weighted average outstanding shares          37,879,275       35,751,974
     Basic EPS                               $        (0.17)     $     (0.06)
--------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


8.   Acquisition

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

9.   Commitments and Contingencies

     Lease commitments

     At September 30, 2001, the Company's total obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

     2001                                                       $       123,226
     2002                                                               423,888
     2003                                                               303,438
     2004                                                               182,876
     2005                                                                44,870
--------------------------------------------------------------------------------
     Total                                                      $     1,078,298
================================================================================

     Employment contracts

     The Company has employment agreements and arrangements with its executive officers and certain management personnel. The majority of agreements continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. Certain agreements do provide for severance payments of six months of regular compensation provided the termination is not voluntary or for cause. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of September 30, 2001, the minimum annual commitment under these agreements was approximately $380,108.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


9.   Commitments and Contingencies - continued

     Legal proceedings

     The Company and/or its affiliated companies are parties to lawsuits that arose in the normal course of business. Litigation in general can be expensive and disruptive to normal business operations and the results of complex legal proceedings are difficult to predict. The Company believes they have defenses in each of the suits they are currently involved in and will vigorously contest each of the matters. An unfavorable resolution of one or more of the currently ongoing lawsuits could adversely affect the business, results of operations, or financial condition.

     No amounts have been accrued in the accounts in respect of any of these matters.

10.  Subsequent Events

     Subsequent to the period end, the following transactions occurred:

     (a) On August 1, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to purchase directly from the Company on each trading day during the term of the agreement, $15,000 of our common stock up to an aggregate of $12.0 million. The $12.0 million of common stock is to be purchased over a 40 month period, subject to a six month extension or earlier termination at the Company's discretion. The purchase price of shares of common stock will be equal to a price based upon future market price of the common stock without any fixed discount to the market price. The Company has the right to set a minimum purchase price at any time. Fusion may not purchase shares under the agreement if Fusion or its affiliates would beneficially own more than 4.9% of the aggregate outstanding common stock immediately after the purchase. The Company has the right to increase this limitation to 9.9%. Under the terms of the agreement Fusion received 375,000 shares of common stock and warrants to purchase 375,000 shares of common stock at an exercise price of $4.00 per share, as a commitment fee. The combined fair value of the 375,000 shares and the 375,000 warrants to purchase 375,000 shares of $1,162,500 will be charged to operations over the 40 month period.

          The Company intends to utilize the Fusion facility upon registration of the shares with the Securities and Exchange Commission that is expected to be finalized subsequent to year-end.

     (b) Subsequent to the end of the period, The Company is continuing to negotiate the acquisition of Digital Global Internet Inc. ("DGI"). On June 12, 2001, the Company signed a letter of intent to acquire DGI. The transaction is to be structured such that the Company will be acquiring operating assets of DGI and assuming specified liabilities of DGI. The purchase price for the net assets will be 1,500,000 common shares of the Company. A deposit of 500,000 common shares of the Company was made in accordance with the letter of intent. The fair value of the 500,000 shares of $3.55 per share or $1,775,000 has been reflected as contra equity item on the balance sheet as at September 30, 2001.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

10.  Subsequent Events - continued

     (c) Subsequent to year-end, the Company began to utilize the line of credit with Palm Trading Limited ("Palm"). The line of credit may be drawn upon by the Company in one or more tranches in an aggregate principal amount up to $500,000 (the "Credit Line"). Each draw down may be for a minimum of $10,000 up to a maximum of $50,000. Amounts drawn down on the line of credit shall accrue interest at a rate of 8% per annum, compounded monthly. The Company may draw upon the Credit Line approximately once per month. Any and all outstanding amounts due under the Credit Line shall be repaid in full on the earlier of (i) such date as the Company has adequate cash reserves as determined by the Audit Committee of the Company's Board of Directors in consultation with the Company's independent auditors; or (ii) July 27, 2003. The Company shall also issue warrants to Palm under the Credit Line in amount corresponding to the fair market value of the Company's common stock as of the date of each draw down under the Credit Line. Each of such warrants shall be exercisable at fair market value for
          1.15 shares of restricted Company common stock.


11.  Recent Accounting Pronouncements

     (a) Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", that supersedes APB Opinion 16 and various related pronouncements , was effective for all business combinations initiated after June 30, 2001. In general, SAB 141 states that all business combinations be accounted for as purchase transactions with the pooling-of-interests method being no longer acceptable. In addition, SFAS establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. The Company will adopt this standard on all future acquisitions.

     (b) Statement of Financial Accounting Standards ("SFAS") 142, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes APB Opinion 17 and related interpretations and is effective for the Company on January 1, 2002. In general SFAS 142 establishes new rules on accounting for goodwill and other intangible assets acquired in a business combination. In addition, SFAS reaffirms that intangibles acquired in other than a business combination be initially recognized at fair value and that the costs of internally developed intangible assets be charged to expense as incurred. The adoption of this standard is not expected to have a material impact on the Company.

     (c) Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets" replaces SFAS 121 and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The standard is effective for the Company on January 1, 2002. The adoption of this standard is not expected to have a material impact on the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following should be read in conjunction with our Condensed Consolidated Financial Statements for the third quarter ended September 30, 2001.

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

Our Company is the product of an acquisition, completed on May 17, 2000, in which Paxton Mining Corporation acquired all of the outstanding shares of Universe2U Inc. In connection with the acquisition, the management of our Company changed and our Company's name became Universe2U Inc.

BUSINESS STRATEGY

Our Company specializes in the development of advanced fiber-optic and broadband applications and is committed to fulfilling the demands for multiple and complex installations across the continent.

Our business model involves developing the following SmartNetworks:

1.   "SmartCommunities" networks in partnership with local governments;

2.   "SmartBuilding" networks in partnership with institutions and business; and

3. "SmartLinks" networks which include partnerships with rights-of-way owners, designing and building fiber optic networks, and marketing telecommunication services for major telephone and cable television companies.

We believe that our business strategy exploits the latent growth opportunities for broadband: communities, buildings, and connecting links. Roughly, two-thirds of the North American population is located in tier 2 and tier 3 communities. To date most broadband network infrastructure investment has been focused in high population density urban areas. We believe that our strategy enables us to pursue the growth areas of in-building networks and linking networks to connect communities together.

We provide turnkey solutions. Our business model targets strategic alliances, partnerships, and joint ventures where equity participation in our clients' projects is expected to be an integral component of the deal structure. We believe that our unique combination of engineering and design, construction, fiber optics expertise, marketing expertise, and financing insight provides an opportunity for us to (a) position ourselves to be providers of SmartNetworks and network services that businesses, communities, and the industry are expected to demand during the foreseeable future, and (b) grow our business through servicing the needs of today's network builders and operators. We expect our longer-term growth to be driven by our SmartNetworks.

We believe that broadband will become another utility similar to delivery of electricity and water. We believe that demand is being accelerated by new applications and services and by improvements in "last mile" technology such as digital subscriber line and cable modems. We believe that we are in a favorable competitive position to satisfy this demand relative to other service providers due to our integrated technologies and flexible network architecture.

We are completing an evolutionary change within the Company that we believe will result in repositioning our business from a third-party contractor to a developer of SmartNetworks. In the past, our strategy had been to build our third-party contracting business. In early 2001, we began deploying our SmartNetworks strategy. We began with the reorganization of our business units and divestiture of units and people that did not align with our future. As part of our refocusing, we reduced our staff from 168 to 33 people. We hired senior level managers to provide expertise on the development and deployment of the SmartNetworks. We are now a much leaner and more focused company.

Our immediate primary focus is now to create SmartCommunities in partnership with small and medium sized communities. A SmartCommunity is a partnership with a small to medium sized community that is not served or is underserved with respect to high-speed telecommunications services. In order for these communities to compete on both a local and international basis, high-speed telecommunications service to all businesses, residences, and public institutions is necessary. We view these community networks as the next major utility. We expect these community networks to eventually be as integral as electric utilities. With the lack of critical expertise and financial restrictions faced by communities, private-public partnerships, such as SmartCommunities, are expected to be the primary vehicle for these new utility-like community networks.

We have developed several unique project-financing models that complement our SmartCommunities telecommunication strategy. For example, one financing model involves the creation of a joint venture entity between a community and us where the joint venture entity leverages the investment grade credit rating of the community and our experience and expertise. In such a case, a typical joint venture entity would raise about $20 million for a community of 100,000 people. The financing would be raised from third-party institutional investors based on credit enhancement from the community. Our financing model is non-dilutive to our shareholders.

With our SmartBuildings, we implement strategies similar to SmartCommunities whereby we partner with institutions or businesses. In situations where service area exists, we deploy our SmartLinks model where we partner with the rights-of-way owner to build a common structure for multiple carriers. All of our SmartNetworks are deployed when we have contracts; we do not subscribe to the approach "if we build it they will come."

We believe that our prospects are excellent. We firmly believe that our long-term shareholder value will be enhanced by our development and deployment of SmartNetworks. We expect to establish partnerships with communities in the near future. As of today, we are in advanced stages of negotiations with our first community partner. We are well under way in creating business opportunities with five additional municipalities in both Ontario and in western Canada. Our approach provides municipalities with a virtually risk-free entry into an exciting and potentially very profitable business with a value-added partner that shares its vision and goals. We expect that these partnerships will create substantial long-term value, and have the potential to have a significant impact on the long-term health and viability of our partners' communities.

We have seized this opportunity to create the corporate infrastructure and define the vision that will result in the highest long-term return to our shareholders. We believe that we have taken the necessary steps to ensure our long-term success.


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

REVENUES AND EXPENSES

We continue to generate revenues from engineering and design work, building networks, and other telecommunications services. The majority of our revenues are generated on non-recurring charges for one-time services. We expect future contracts to have duration between 12 and 18 months. The value of our contracts could increase significantly if we become the supplier of the fiber optic cable and the customer selects a higher fiber count.

Most other revenue is obtained through purchase orders ranging in value from a few thousand dollars to over a quarter of a million dollars.

We believe that our ability to generate revenues in the future will be affected primarily by the following factors, some of which we cannot control:

o    our ability to acquire the needed financing for infostructure projects;

o our ability to grow our engineering, design, construction and direct sales business to drive the organic growth;

o    our ability to obtain customers before our competitors do;

o    our ability to achieve adequate margins on materials;

o    the demand for our network services;

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

We intend to pursue business partnering, acquisitions and other strategic relationships to expand our customer base, enhance our ability to offer turnkey solutions and increase our geographic reach. We expect these activities to significantly affect our results of operations and require us to raise additional capital. There can be no assurance with respect to the realization of such activities during the foreseeable future.

AMALGAMATION

As at December 31, 2000, the Company amalgamated the wholly owned subsidiaries formerly operating as Fiber Optics Corporation of Canada Inc., Canadian Cable Consultants Inc. and Photonics Engineering & Design Inc., into Universe2U Canada Inc. The Company plans to amalgamate CableTec Communications Inc. into Universe2U Canada Inc. in the near term.

Many companies in our industry experienced weak results in the three quarters of 2001. In addition to disappointing performance, the effect of many consolidations, reorganizations and restructurings in the industry resulted in many of the telecommunications companies reducing the amount of their outsourcing of work. This had dramatic consequences on our total revenues, as presented below. We shifted our focus from a primary strategy of designing and building fiber optic networks and marketing telecommunication services for major telephone and cable television companies to developing SmartNetworks. Our SmartNetworks model includes "SmartCommunity" networks in partnership with local governments; "SmartBuildings" networks in partnership with institutions, businesses; and "SmartLinks" networks in partnership with right-of-way owners where we intend to take an equity position in the network. Our SmartServices offering supports our SmartNetworks and we intend to continue to sell services to the telecommunications companies and directly to business.

Through our equity partnership model, we expect to facilitate innovative financing structures for governmental organizations and public sector groups who are under enormous pressure to provide more services with shrinking revenues. We plan to aggressively implement this marketing focus. We believe our strategy will energize and support communities in their effort to bring universal access and open networks to their constituents. We believe there is an under-supply in our target markets of the kinds of services that we offer and we believe there is still a great deal of opportunity for us to operate in this sector. Although the general economy and our industry sector are in a state of stress and volatility, we believe that we have initiated the right business model at an opportune point in time and we have committed our energies and resources to executing our strategy that we believe will ultimately be successful.

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

4. Supplement clients resources by providing negotiating skills on contracts and terms with vendors/carriers; and

5.   Design/build powerful eCommerce and eLearning solutions.

RESULTS OF OPERATIONS

Total revenues decreased $3.1 million, or 73% to $1.15 million for the nine months ended September 30, 2001 from $4.2 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the total revenue for the FC&MS operating segment was $303 thousand, the total revenue for the FN&SE operating segment was $324 thousand, the total revenue for the S&M operating segment was $302 thousand and the total revenue for the NS operating segment was $218 thousand. Cost of sales decreased $834 thousand or 33% to $1.7 million for the nine months ended September 30, 2001 from $2.5 million for the nine months ended September 30, 2000. Total revenues decreased $1.4 million, or 87% to $212 thousand for the quarter ended September 30, 2001 from $1.6 million for the quarter ended September 30, 2000. Cost of sales decreased $573 thousand or 58% to $410 thousand for the quarter ended September 30, 2001 from $938 thousand for the quarter ended September 30, 2000.

Gross profit for the nine months ended September 30, 2001 was a negative $511 thousand (negative 45% of revenues) versus $1.7 million (41% of revenues) in 2000. Selling, general and administration expenses increased $1.3 million; to $3.3 million (290% of revenues) for the nine months ended September 30, 2001 from $2.0 million (48% of revenues) for the nine months ended September 30, 2000. Gross profit for the quarter ended September 30, 2001 was a negative $198 thousand (negative 93% of revenues) versus $622 thousand (39% of revenues) in 2000. Selling, general and administration expenses increased $254 thousand, to $980 thousand (462% of revenues) for the quarter ended September 30, 2001 from $725 thousand (45% of revenues) for the quarter ended September 30, 2000.

Stock based compensation expense for the nine months ended September 30, 2001 was $2.3 million versus $1.5 million for the nine months ended September 30, 2000. Stock based compensation expense for the quarter ended September 30, 2001 was $496 thousand versus $1.1 million for the quarter ended September 30, 2000. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. Much of the stock option expense relates to employee option grants provided before, or soon after, the corporation was acquired on May 17, 2000. The Company anticipates expensing an additional $2,400,000 million of stock compensation expense over the next 6 quarters relating to stock options existing as at December 31, 2000. As at September 30, 2001 there were 3,354,297 stock options outstanding with a weighted average exercise price of $1.85.

Interest and financing costs were $129 thousand (11% of revenues) for the nine months ended September 30, 2001, a decrease of $79 thousand from $209 thousand (5% of revenues) for the nine months ended September 30, 2000. Interest and financing costs were $19 thousand (9% of revenues) for the quarter ended September 30, 2001, a increase of $11 thousand from $8 thousand (0.5% of revenues) for the quarter ended September 30, 2000.

Depreciation and amortization costs were $218 thousand (19% of revenues) for the nine months ended September 30, 2001, compared to $157 thousand (4% of revenues) for the nine months ended September 30, 2000. The increase of $62 thousand was the result of a substantial reduction in capital assets primarily in the construction divisions. Depreciation and amortization costs were $74 thousand

(35% of revenues) for the quarter ended September 30, 2001, compared to $80 thousand (5% of revenues) for the quarter ended September 30, 2000.

The Company incurred losses before income taxes for the nine months ended September 30, 2001 of $6.3 million compared to a loss before income taxes of $2.1 million for the nine months ended September 30, 2000. Non-cash stock based compensation accounted for $2.3 million of the loss in the nine months ended September 30, 2001, compared to $1.5 million for the nine months ended September 30, 2000. The Company incurred losses before income taxes for the quarter ended September 30, 2001 of $1.7 million compared to a loss before income taxes of $1.2 million for the quarter ended September 30, 2000. Non-cash stock based compensation accounted for $496 thousand of the loss in the quarter ended September 30, 2001, compared to $1.0 million for the quarter ended September 30, 2000.

For the nine months ended September 30, 2001, the loss before income taxes for the FC&MS operating segment was $2.0 million, the loss before income taxes for the FN&SE operating segment was $696 thousand, the loss before income taxes for the S&M operating segment was $648 thousand and the loss before income taxes for the NS operating segment was $884 thousand.

During the first three quarters of 2001, we adjusted our workforce from a peak of 168 people to our current level of 33.

Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the presentation adopted in the current period's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Based on our current growth plan, we expect to require a substantial amount of new capital to expand the development of operations and networks into new geographic areas of target markets in North America. We need capital to fund the construction of advanced fiber optic networks, upgrade our underground construction equipment, service our debt and acquire strategic companies. In order to help us finance our new strategy, on August 1, 2001, the Company entered into a $12 million equity financing commitment from Fusion Capital Fund II, LLC, a Chicago based institutional investor ("Fusion"). We expect the Fusion financing commitment to provide us with necessary working capital on an ongoing basis; however, certain conditions must be met before we can draw upon this facility, which have not yet been satisfied. Other sources of funding for our current and future financing requirements during the foreseeable future may include vendor financing, registered public offerings or private placements of equity and/or debt securities, commercial credit facilities and/or bank loans. There can be no assurance that sufficient additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. We expect some contracts currently under negotiation to close soon, which would provide significant revenue to the Company, however there can be no assurance in this regard.

The terms of the Fusion financing commitment provide that Fusion will purchase directly from the Company on each trading day during the term of the agreement, $15,000 of our common stock up to an aggregate of $12.0 million. The $12.0 million of common stock is to be purchased over a 40-month period, subject to a six-month extension or earlier termination at the Company's discretion. The purchase price of shares of common stock will be equal to a price based upon future market price of the common stock without any fixed discount to the market price. The Company has the right to set a minimum purchase price at any time. Fusion may not purchase shares under the agreement if Fusion or its affiliates would beneficially own more than 4.9% of the aggregate outstanding common stock immediately after the purchase. The Company has the right to increase this limitation to 9.9%. Under the terms of the agreement Fusion received 375,000 shares of common stock and warrants to purchase 375,000 shares of common stock at an exercise price of $4.00 per share, as a commitment fee. The fair value of the 375,000 commitment shares and 375,000 shares underlying the commitment warrants of $1,162,500 will be charged to operations over the 40 month period. A further description of the terms and conditions of the Fusion financing commitment may be found under the caption "SUBSEQUENT EVENTS" in the Company's quarterly report on Form 10-QSB for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference thereto.

For all of our operations, materials, supplies and equipment are readily available; therefore, we anticipate being able to schedule capital expenditures simultaneously with anticipated funding. Most of the capital expenditures are expected to be in fiber construction and maintenance services where equipment requirements are expected to mirror revenue growth and where equipment purchases are large ticket items. By comparison, in the fiber design, engineering, sales and marketing operations, revenue growth is expected to be supported primarily by an increase in labor force and only marginally with increased capital expenditures. We intend to reduce the requirement for cash flow to fund operating equipment as much as possible by leasing a substantial portion of our operating equipment. We expect the significant cash flow requirements will be for strategic acquisitions and internal growth.

Our current plan includes strategic acquisitions or internal growth to expand the scope of operations and networks into new geographic areas of target markets in North America.

For the nine months ended September 30, 2001, the Company's net cash used in operating activities was negative $1.2 million (negative $1.4 million cash flow in 2000). This amount includes adjustments for non-cash items comprised of depreciation and amortization of $218 thousand ($156 thousand in 2000), stock option compensation of $2.3 million ($1.5 million in 2000), and a deduction for the equity loss of $63 thousand ($18 thousand in 2000). For the nine months ended September 30, 2001 net cash used in investing activities was $29 thousand, which consisted of additions to property, plant and equipment. For the nine months ended September 30, 2000, net cash flow used in investing activities was $1.4 million. For the nine months ended September 30, 2001 net cash provided by financing activities of $1.1 million included net proceeds from the issue of share capital of $1.1 million, offset by net repayments on debt of $137 thousand, and the net decrease in due to related parties of $178 thousand. For the nine months ended September 30, 2000 net cash provided by financing activities of $2.5 million included a net decrease in debt of $317 thousand, net proceeds of share capital of $3.4 million and a net increase in amounts due to related parties of $646 thousand.

During the quarter ended September 30, 2001, the Company requested and received approval to continue a provision of a stock purchase agreement with Dominion Fixed Income Investments Limited, providing for the continuation of the Company's rights to redeem approximately 220,000 shares of Company common stock issued under such agreement so long as the Company pays an extension fee of 2% on the $550,000 redemption price every 25 days.

GOING CONCERN CONSIDERATIONS

The Company has incurred losses to date and has a deficit, to date, of $11,082,437. This raises substantial doubt on the Company's ability to continue as a going concern. The liquidity of the Company has been adversely affected by continuing losses and shortage of cash resources. The Company continues to seek financing both in the form of debt and equity and in its ability to continue, as a going concern is dependent on the success of these efforts. Please refer to
Note 1 of, and the Review Engagement on, the Unaudited Interim Consolidated Financial Statements for the quarter ended September 30, 2001. Additional risks relating to investment in the Company may be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

SUBSEQUENT EVENTS

We are negotiating a teaming arrangement with Extreme Networks, Inc. (Nasdaq:
EXTR) to pursue the development of high performance broadband networking solutions for the Internet economy, focusing on high-performance multilayer capabilities that scale to meet the demands of networks based on Gigabit Ethernet and IP technologies. The agreement with Extreme Networks is expected to provide for combining our turnkey design, installation and equipment financing with Extreme Networks' best-of-breed network switching devices for market segments including education, local government agencies and traditional businesses.

We have retained Iron Strategic Partners, LLC a California based firm providing strategic planning, expertise, advice, support and related consulting services. Iron Strategic Partners is expected to target opportunities for the Company in regard to joint ventures, strategic alliances, partnerships, and favorable vendor relationships within the energy and telecommunications utility sectors. We expect the relationships developed by Iron Strategic Partners to enhance our offering of services by providing broadband media and e-commerce solutions, carry the traffic from our SmartCommunities, maximize the bandwidth usage within a community, provide anchor tenants on U2U SmartLinks builds, and provide supplemental investments in our community joint ventures.

We believe that we are close to finalizing funding through Clarica Life Insurance Company to proceed with a Universe2U SmartCommunity network development for a large Ontario municipality. Bucknall Financial, on behalf of the Company, is negotiating the proposed SmartCommunity network and other municipal SmartCommunity financings aggregating approximately $100 million in value.

We have negotiated a Master Services Agreement with Williams Communications (NYSE: WCG), a leading broadband provider for bandwidth-centric customers. These telecommunications services may consist of Williams' Services and/or third party services. These services consist of the following services: Private Line Service, Optical Wave Service, ATM Service, Dedicated Internet Service, Frame Relay Service, Network Timing Services, Switched Voice Service, Carrier Voice Services, International Backhaul Services, International Private Line Service, Collocation Service, and CNMS Service. We expect to jointly develop new market opportunities to drive on-net traffic to Williams Communications' network.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no items that relate to "trading portfolios." We did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value. We may from time to time enter into interest rate protection agreements.

We are subject to market risks due to fluctuation in foreign currency exchange rates as the Company reports in US dollars yet the bulk of the corporation's assets are located in Canada. We have not made significant use of financial instruments to minimize the exposure to foreign currency fluctuations.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", that supersedes APB Opinion 16 and various related pronouncements , was effective for all business combinations initiated after June 30, 2001. In general, SAB 141 states that all business combinations be accounted for as purchase transactions with the pooling-of-interests method being no longer acceptable. In addition, SFAS establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. The Company will adopt this standard on all future acquisitions.

Statement of Financial Accounting Standards ("SFAS") 142, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes APB Opinion 17 and related interpretations and is effective for the Company on January 1, 2002. In general SFAS 142 establishes new rules on accounting for goodwill and other intangible assets acquired in a business combination. In addition, SFAS reaffirms that intangibles acquired in other than a business combination be initially recognized at fair value and that the costs of internally developed intangible assets be charged to expense as incurred. The adoption of this standard is not expected to have a material impact on the Company.

Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets" replaces SFAS 121 and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The standard is effective for the Company on January 1, 2002. The adoption of this standard is not expected to have a material impact on the Company.

FORWARD LOOKING STATEMENTS

Statements included in this quarterly report on Form 10-QSB which are not historical in nature, are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipate", "await", "envision", "foresee", "aim at", "believe", "intends", "estimates", "expect", "anticipate" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, are subject to significant risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Readers are directed to the Company's other filings with the U.S. Securities and Exchange Commission for additional information and a presentation of the risks and uncertainties that may affect the Company's business and results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in legal proceedings previously reported in the Company's periodic reports filed with the Commission. The Company and/or its affiliated companies are parties to lawsuits which arose in the normal course of business. Litigation in general can be expensive and disruptive to normal business operations and the results of complex legal proceedings are difficult to predict. The Company believes they have defenses in each of the suits they are currently involved in and will vigorously contest each of the matters. An unfavorable resolution of one or more of the currently ongoing lawsuits could adversely affect the business, results of operations, or financial condition.

Further information regarding status of pending proceedings may be found in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 and the Company's quarterly reports on Form 10-QSB for the quarters ended March 31, 2001 and June 30, 2001, each of which have been filed with the U.S. Securities and Exchange Commission.

Item 2.  Changes in Securities and Use of Proceeds

Effective August 1, 2001, the Company issued 375,000 shares of restricted Company common stock, par value $.00001 per share, Fusion Capital Fund II, LLC. in consideration for entering into a financing commitment with the Company. Such issuance of the Company's common stock occurred in a non-public transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information.

On August 2, 2001, the Company's shares of common stock were listed for trading on the Third Segment of the Frankfurt Stock Exchange under WKN 938 851 and symbol UVS.

During the quarter ended September 30, 2001, the Company continued negotiations with respect to the previously announced letter of intent to acquire Digital Global Internet Inc. (DGI), a Baltimore, Maryland-based company. However, the parties have been unable to reach mutually acceptable definitive terms and conditions for the proposed acquisition. There can be no assurance that such terms and conditions can be reached during the foreseeable future.

Item 6. Exhibits and Reports

Reports on Form 8-K:

Form 8-K filed August 2, 2001, containing a press release announcing the listing for trading of the Company's shares of common stock on the Third Segment of the Frankfurt Stock Exchange under WKN 938 851 and symbol UVS.


Exhibits:

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

19.1 Quarterly report on Form 10-QSB for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001, is incorporated herein by reference thereto with respect to the description under "SUBSEQUENT EVENTS" referencing the Company's transaction with Fusion Capital Fund II, LLC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSE2U INC.

By: /s/ Kim Allen                                        Date: November 14, 2001
    --------------------

Kim Allen, Chief Executive Officer and Principal Financial
Officer