Form 10KSB
period 2001-12-31
UNIVERSE2U INC
filed 2002-04-15
CIK 1094089

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       [X] SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   [_] OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                        Commission file number: 333-86331

                                 UNIVERSE2U INC.

             (Exact name of registrant as specified in its charter)

                 Nevada                                  88-0433489
                 ------                                  ----------
             (State or other                          (I.R.S. Employer
              jurisdiction                          Identification No.)
            of incorporation)

    30 West Beaver Creek Rd. - Suite 109
       Richmond Hill, Ontario, Canada                     L4B 3K1
       ------------------------------                     -------
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (905) 881-3284

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.00001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO ____
   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year 2001: $1,224,334

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of March 28, 2002, was $30,141,854. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

Number of shares of Universe2U Inc., par value $.00001, outstanding as of the close of business on March 28, 2002: 38,912,491.

Portions of the registrant's Proxy Statement relating to the registrant's 2002 Annual Meeting of Shareholders to be held on May 30, 2002 are incorporated by reference into Part III of this Report, which Proxy Statement the Company intends to file with the Commission not later than 120 days after the end of the fiscal year covered by the Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes_____    No   X
                                                                          ------

                                    Contents

                                     PART I

Business

Properties

Legal Proceedings

Submission of Matters to a Vote of Securities Holders

                                     PART II

Market for Common Equity and Related Stockholder Matters

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Statements

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act

Executive Compensation

Security Ownership of Certain Beneficial Owners and Management

Certain Relationships and Related Transactions

Exhibits and Reports on Form 8-K

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business," "Item 3 Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Universe2U Inc. and its operations (collectively, the "Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of financing; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

BUSINESS
--------

Our focus is the development and successful deployment and operation of community broadband networks. As a network partner, the Company works with municipalities, business, institutions, and utilities to make their network ventures successful. Through our industry expertise, we expect our customers to achieve a high return on investment by developing, designing, building and operating a sustainable business, providing "right" solution and speed to market.

Our Company is the product of an acquisition, completed on May 17, 2000, in which Paxton Mining Corporation, a Nevada corporation, acquired all of the outstanding shares of Universe2U Inc. In connection with the acquisition, the management of our Company changed and our Company's name became Universe2U Inc.

Our product set is segmented into 4 groups

     . Our SmartCommunity Partnerships offer our municipalities and utilities a unique and modular program customized to facilitate the telecommunications infrastructure provisioning needs of their community.

     . Our SmartBuildings Partnerships, designed to target the multi-tenant commercial office and residential markets.

     . Our Customer Value Creation programs support the value optimization of existing network assets, by applying our unique approach to migrating customer traffic onto the network, while also providing alternative means for expanding the network coverage.

     . Our Infrastructure Development includes Design, Engineering & Construction capabilities, to provide a direct hands-on ability to engineer, construct, or manage network infrastructure projects to a carrier grade standard.

We believe that our business strategy exploits the latent growth opportunities for broadband, the final mile in communities, and buildings.

We target strategic alliances, partnerships, and joint ventures where equity ownership is an integral component of the deal structure. Our unique combination of engineering and design, construction, fiber optics expertise, marketing expertise, and financing expertise allows us to:

     (a) Position ourselves to be providers of SmartCommunities and SmartBuildings and network services that businesses, communities, and the industry are expected to demand during the foreseeable future while;

     (b) Profit from the needs of today's network builders and operators. We expect our longer-term profitability to be driven by our SmartCommunities and SmartBuildings.

All markets in the communications and technology sectors go through a process of industry standard creation and they become volume markets. We believe that broadband networks should be viewed as utilities the same as existing electricity, water, wastewater, and gas. Every citizen and business in a community should have the right to high-speed not just be the lucky few. Demand is being accelerated by new applications and services and by improvements in "last mile" technology such as digital subscriber line and cable modems. We believe that we are in a favorable competitive position to satisfy this demand relative to other service providers due to our integrated technologies and flexible network architecture.

THE INDUSTRY
------------

We operate mainly in the telecommunications sector, which is a sub-sector of the data network industry and communications industries. The industry has recently been burdened by over-capacity and slowdown in demand. However, we believe that we are well positioned for growth within the scope of our business strategy. We believe that there is an opportunity for growth in collaborating with communities and building owners to provide for high-bandwidth data, voice, and video connectivity. Despite the current difficulties within the industry and generally unfavorable market conditions, we believe that our strategy provides a favorable competitive business model relative to other service providers.

Internet traffic continues to grow. For example, a new study by the Chief Economist of the Bank of Montreal predicts that Canada's communications and information services industry will grow an average of 9.1% a year in 2002-2006, outpacing all other sectors. Production of communications equipment, however, will fall 17% this year, resuming growth in 2003-2006. Statistics Canada reports that, between Q3 2000 and Q3 2001, telecommunications services revenues in Canada grew by 3% (to $8.19B for the quarter) and full-time telecom employment grew by 2.4%.

Experts report that the broadband buildout has been so extensive that it could take three to five years for the traffic to catch up. However, the Company believes that this is not the case in Universe2U's target market. Annual Business-to-Business (B2B) e-commerce is projected to soar to $1 trillion by the end of 2003, according to Forrester Research, Inc. At the same time, growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of people who are accustomed to using networked computers for a variety of purposes, including e-mail, electronic file transfers, online computing and electronic financial transactions. These trends have led businesses increasingly to explore opportunities to provide IP-based applications and services within their organization, and to customers and business partners outside the enterprise.

We expect that the principal competitive factors in this market are uncongested connectivity, quality of facilities, level of customer service, price, financial stability, and credibility of provider, brand name and availability of network management tools. Our current and potential competitors in this market include global, regional and local telecommunications and cable companies, as well as companies capable of offering services similar to those provided by us, including communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers and wireless telephone operators.

COMMUNITY NETWORKS

As the CLEC's and BLEC's focused their efforts and infrastructure dollars on major urban cores in the last several years, many of the municipalities and utility companies began to realize that their communities were being under-serviced by existing telecommunications initiatives. Their communities were either too small or too geographically disperse to entice service providers to construct broadband infrastructure, given their ability to secure only a small percentage of the market. The door is open for these communities, who possess the ways and means to deploy cost effective broadband telecommunications infrastructure, to ensure that their constituents are fully serviced and have access to the competitive services that will foster their future growth and prosperity.

Municipalities throughout Canada and the United States are expanding into all areas of SmartCommunities to facilitate internal efficiency and to enhance enterprises located in the community. Community networks are often made up of a partnership of school boards, hospitals, government, and public rights-of-way owners that share in cost of the network.

Many of these communities have either directly, or through their utility company, began to consider the necessity for deployment of a universal access network, or have already constructed one. We believe that communities concerned with developing themselves economically, and diversifying their economy, need to develop strategies to use the Internet as a tool to increase the number and variety of jobs in their communities. Our challenge is to partner with these groups to facilitate the deployment of these networks where they do not exist, and to promote and market the commercial use of these networks where they do exist in some form. We are committed to the belief that through the relationships that we have created and through the continued proliferation of our model, we can facilitate the creation of ubiquitous service across a broad geographic market.

The roll-out of high bandwidth has been slow because telecommunications providers are often hesitant to invest in higher bandwidth to the home fearing that people will not use the capacity, or will not support additional cost for higher bandwidth, making it difficult to build a business case, especially in smaller communities. We believe that communities need to lead new telecommunications initiatives by encouraging telecommunications use, with telecommunications providers becoming partners rather than leaders in projects.

PRIVATE NETWORKS

Historically, the data communications services offered by public carriers had limited security features, were expensive, and did not adequately ensure accurate and reliable transmission. The demand for private WANs has grown because of today's competitive business environment. Factors stimulating the higher demand include the need to provide broader and more responsive customer service, to operate faster and more effectively between operating units, suppliers, and other business partners, and the need to take advantage of new business opportunities for network-based offerings in a timely fashion. In addition, as businesses become more global in nature, the ability to access business information across the enterprise has become a competitive necessity.

We expect that the model is evolving to the point where customers will demand access to all available content and thus a shared infrastructure will be needed to permit the flow of information.

"LAST MILE" DELIVERY

The high speed, "last mile" connection from the network backbone to individual end-user sites necessary to access the global information highway is severely lacking in many communities outside of urban centers, especially in rural areas. Due to the high cost of wiring the "last mile" most long distance service providers and network, companies have largely directed their broadband investments toward serving densely populated (tier-one) communities.

A small percentage of office buildings have fiber-optic lines running into their basements. This has been compared to an interstate highway system without any feeder roads. Consequently, there is a need to focus on the "last mile," which encompasses Universe2U's target market. There are signs that broadband could soon reach far more consumers than the relative few who have access to it now. According to the Gartner consulting firm, nearly 30% of U.S. households will have high-speed access to the Internet in 2004. In addition, studies have shown that traffic increases by more than 20% in households that have a high-speed connection.

Despite the significant and ongoing investments being made by telecommunications, cable television, and other companies to build network infrastructure, many industry sources believe that there is already a significant bandwidth shortage that will continue to be unsatisfied for the near future.

OUR OPERATIONS
--------------

Our focus is the development and successful deployment and operation of community broadband networks. As a network partner, the Company works with municipalities, business, institutions, and utilities to make their network ventures successful. Through our industry expertise, we expect our customers to achieve a high return on investment by developing, designing, building and operating a sustainable business, providing "right" solution and speed to market.

Our operations are conducted through:

SALES AND MARKETING - responsible for both sales of U2U products and services and other wholesale providers of broadband products, which includes acting as an agent/reseller.

TECHOLOGY SOLUTIONS - responsible for the network design, technology design consultation, R&D, Network Support, and ongoing upgrades of the SmartCommunity and SmartBuilding networks.

NETWORK DEPLOYMENT - responsible for both the overall project management and tactical deployment of Infrastructure Development. Specific services offered include Project Management Office, Engineering and Design, Splicing, Line Construction, Site Management, and ongoing 24/7 operations.

HEAD OFFICE - responsible for all Public/Corporate related matters of the corporation including Investor Relations, SEC filings, M&A, Strategic Planning and Public Reporting. In addition, our Corporate Services provides internal support services including Accounting, IT, Human Resources, and Material Management to our operating subsidiaries.

Our product set is segmented into 4 groups

     .    SmartCommunities

     .    SmartBuildings

     .    Customer Value Creation

     .    Infrastructure Development

Our SmartCommunity Partnerships offer our clients and partners a unique and modular program customized to facilitate the telecommunications infrastructure provisioning needs of their community. Creation of a SmartCommunity begins with initial consultation and progresses through the market assessment and business planning phases, with this ultimately leading to the deployment of an open access community network. Specific elements of our SmartCommunity program include:

     .    Market and Competitive Analysis
     .    Business plan development
     .    Project and operations financing
     .    Final design and engineering
     .    Project management and infrastructure construction
     .    Sales and marketing programs
     .    Ongoing management and operations

SmartBuildings Partnerships, designed to target the multi-tenant commercial office market. In certain markets, we market specific solutions that will support and encourage demand for broadband traffic on their networks. We offer a creative vehicle for the provisioning and management of riser infrastructure in multi-tenant commercial buildings, effectively extending the utility delivery model right through to the customer premise. We partner with commercial landlord, we can deliver a self-funded open access infrastructure to facilitate competitive services access and eliminate some of the historical issues associated with building riser space. We also create SmartOffices, providing complete network services to all types of businesses ranging from small to enterprise sized. Our network services empower businesses with end-to-end, scalable, future ready solutions that can provide businesses with the ability to share resources, communicate and collaborate, at any time and place utilizing high-speed networks that use DSL, fiber, cable, or wireless technology.

Customer Value Creation programs support the value optimization of existing network assets, by applying our unique approach to migrating customer traffic onto the network, while also providing alternative means for expanding the network coverage. Our load aggregation model, as applied to specific municipal and utility owned networks includes the following components:

     .    Assess specific opportune market segments and opportunities
     .    Conduct pre-sales marketing initiatives
     .    Sharing of all sales related costs
     .    Compensation the basis of sales success (revenue share)
     .    Project Management Office (PMO)
     .    Consulting

Our incremental build offering extends the sales effort to facilitate the connection of customers outside of the bounds of the existing network facilities:

     .    Establish servicing costs and create business plans
     .    Secure capital financing facilities through an income trust vehicle
     .    Design and construct the network extensions
     .    Conduct the sales and provision customer connections

Infrastructure Development includes Design, Engineering & Construction capabilities, which are part of the universe2u family, provide a direct hands-on ability to engineer, construct or manage network infrastructure projects to a carrier grade standard. We possess internal skills and capabilities in the development of telecommunications infrastructure that are offered as part of a network infrastructure partnership or as a 3rd party service, including:

     .    Project Management
     .    Right of Way Surveys (aerial, buried, MDU)
     .    Permit Preparation and Approvals
     .    Fiber Optic and Broadband Network Design
     .    HFC & RF Network Designs and Upgrades
     .    Network Audits and mapping
     .    Drafting/Digitizing

We are currently pursuing a business strategy to work as a network partner with municipalities, business, institutions, and utilities to make their network ventures successful. Through our industry expertise, we expect our customers to achieve a high return on investment by developing, designing, building and operating a sustainable business, providing "right" solution and speed to market.

We believe that our business strategy exploits growth opportunity in smaller communities, where roughly two-thirds of the North American population is located, as well as in the high population density urban areas where most investment in high-speed network infrastructure has been focused to date. In addition, our strategy enables us to pursue the growth areas of in-building networks.

We expect to target strategic alliances, partnerships, and joint ventures where equity ownership is an integral component of the deal structure. We intend that our SmartCommunities networks, and SmartBuildings networks all be approached on this basis. We expect the longer-term profitability to be driven by our equity/partnership model.

We believe that we are well positioned for growth as demand for greater bandwidth continues to escalate throughout North America. Just as the expectation for universal service drove the rapid expansion of telephone and electrical networks during the last century, we believe that businesses, communities, institutions, and individuals will demand universal high-speed broadband telecom access to gain overall improvement in the quality of life. We believe that there is growing demand for fiber optic capacity and related network elements to transmit and service high-bandwidth data, voice, and video. This growing demand is being accelerated by new applications and services and by improvements in "last mile" technology such as digital subscriber line and cable modems. In this changing market environment, we believe that we are in a favorable competitive position to satisfy this demand relative to other service providers due to our integrated technologies and flexible network architecture.

Our current activity is primarily conducted through our subsidiary Universe2U Canada Inc. We expect to amalgamate our US Operations: Coastal Networks Inc., MultiLink Networks Inc., and Universe2U Rights-of-way Agency Inc. into a single Nevada entity the second quarter of 2002.

The Company's operations are organized into segments based on the nature of products and services provided and into two reportable geographic regions:
Canada and the United States. The Company's operations can be classified into four reportable operating segments:

     . Fiber Construction and Maintenance Services ("FCMS") is responsible for building and maintaining the telecom infrastructure including long-haul network builds, regional networks, community networks, and in-building networks. The focus is on physical infrastructure to support telecommunications encompassing fiber, wireless and copper based telecommunications.

     . Fiber Network and System Engineering and Design ("FN&SED") is responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights-of-ways.

     . Sales and Marketing ("S&M") is responsible for all direct sales, which involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right-of-way owners. The segment also acts as broker for sales of rights-of-ways.

     . Network Services ("NS") is a support service for the other operating segments.

SMARTCOMMUNITIES NETWORKS

SmartCommunities networks refer to partnerships with local governments, institutions, businesses, and rights-of-way owners ("ROW") to service the roughly two-thirds of the North American population that live outside of major urban centers where most investment in high-speed network infrastructure has been focused to date. SmartCommunities are communities that are driven by people's needs, not by the imposition of the underlying technology.

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

We believe that SmartCommunities can make the most of the opportunities that new technologies can afford. We believe that SmartCommunities can enhance community dialogue and create awareness of common community challenges and goals among its constituents. The challenge is to build a fiber optic infrastructure that can bring universal access to high bandwidth information and services to each SmartCommunities home, school, government, community institution, and business.

OUR STRATEGY
------------

SMARTCOMMUNITIES STRATEGY

In our SmartCommunities model, the public sector is our partner. We bring to them a method of achieving high capacity telecommunications access built on a cost recovery basis. We also position ourselves as an organization that is funded by the public sector, for the public sector. Although the community is the provider of purchase orders and our revenue streams through their control of the local ROW owner, we intend to develop a high-level, strategic relationship with end-users, such as school boards, hospitals, and municipal government groups. In addition, we recruit and train local personnel for building of the infrastructure, ongoing maintenance of the system and the selling of services. We expect to mutually benefit from a strong local presence.

Federal, provincial, state, and local governments have recognized the broadband access problem afflicting smaller communities and are increasingly making funds available for infrastructure development projects. The government of the Canada has issued a National Broadband report has already earmarked the billion dollar need for telecommunications networks, and industry sources expect other regions throughout Canada and the U.S. to follow suit.

Electric utilities are extremely well positioned to enter the telecommunications business and have material incentives to participate in SmartCommunities network projects such as valuable rights-of-way needed for network construction and several other distinct advantages, including, existing conduit infrastructure, such as poles and ducts; and, sophisticated customer billing systems and processes. We believe that utilities are highly motivated to become partners with their communities: helping the community helps to support an existing customer base and customers may be less likely to switch suppliers if they are receiving multiple services from the same provider.

We believe that SmartCommunities networks will not only serve a critical role for the community by bringing much needed broadband access, we expect them to also provide us with long-term income potential through our equity stake in the management company, however, there can be no assurance in this regard.

SMARTBUILDINGS STRATEGY

By 2004, industry sources expect a substantial portion of large metropolitan buildings will be served directly by fiber. Technical improvements are making fiber economical for a wider range of end users. In 2004, it is anticipated that 68,000 buildings with direct fiber connections are expected to accommodate 1.4 million establishments.

In our SmartBuilding model, the property owner/manager is our partner. We bring to them a method of achieving high capacity telecommunications access built on a cost recovery basis. Building owners are extremely well positioned to enter the telecommunications business and have material incentives to participate in SmartBuilding network projects such as existing conduit infrastructure, structural access to buildings such as spare ducts that are already in place, equipment space in buildings, and, billing systems. We believe that building owners are highly motivated to become to support an existing customer base and those customers may be less likely to switch if they are receiving multiple services from the building owner.

CUSTOMER VALUE CREATION STRATEGY

Our Customer Value Creation programs support the value optimization of existing network assets, by applying our unique approach to migrating customer traffic onto the network, while also providing alternative means for expanding the network coverage. In this model we expect to co-brand and privately brand broadband products provided through arrangement with wholesalers. Our load aggregation model, as applied to specific municipal and utility owned networks extends our sales effort to facilitate the connection of customers outside of the bounds of the existing network facilities.

INFRASTRUCTURE DEVELOPMENT STRATEGY

We possess internal skills and capabilities in the development of telecommunications infrastructure that are offered as part of a network infrastructure partnership and as a third party service. These activities include Design, Engineering & Construction capabilities, where we provide a direct hands-on ability to engineer, construct, or manage network infrastructure projects to a carrier grade standard for carriers and provides us with the ability to build our SmartCommunities and SmartBuildings.

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

COMPETITION
-----------

We face competition from many telecommunications providers with significantly greater financial resources, well-established brand names, larger customer bases and diverse strategic plans and technologies. Intense competition has led to declining prices and margins for many communications services. We expect this trend to continue as competition intensifies in the future. The following discussion identifies some of the competitive conditions within our area of business operations. Within our four areas of business operations, the telecommunications business is extremely competitive, particularly with respect to price and service. Competitors include incumbent local telephone and exchange carriers, long-distance telephone carriers, facilities-based communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone system operators, Internet service providers, digital subscriber line companies and other large end-users with private networks. Most of our competitors are capable of offering, and in some cases do offer, services substantially similar to those offered by us and may be able to offer them a lower cost. We expect that the principal competitive factors in this market are uncongested connectivity, quality of facilities, level of customer service, price, the financial stability, and credibility of the provider, brand name and the availability of network management tools.

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

REGULATION
----------

As a provider of communications facilities, we are subject to varying degrees of regulation in each of the jurisdictions in which we operate. In the United States, the FCC and various state regulatory bodies regulate some aspects of our services. In some local jurisdictions, we must obtain approval to operate or construct our networks.

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

The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area. The 1996 Telecom Act modified the pole attachment provisions of the Communications Act by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit, or rights-of-way controlled by the utility. The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services. These regulations are likely to increase significantly the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations became effective in 2001 and subsequent increases in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a subsequent period of five years, until 2006. There can be no assurance that FCC existing, or as yet, to be proposed, access requirements and infrastructure rate control will not have a material adverse affect on our business.

The 1996 Telecom Act imposes legal requirements on "common carriers" who engage in "interstate or foreign communication by wire or radio" and on "telecommunications carriers." Telecommunications carriers, or common carriers, are providers of telecommunications services, which are defined by the Communications Act as the offering of telecommunications for a fee "directly to the public" or to all potential users of an indiscriminate basis subject to standardized rates, terms, and conditions. The 1996 Telecom Act largely removed barriers to entry in the local telephone market that was monopolized by the Bell Operating Companies and other incumbent local exchange carriers by preempting state and local laws that restrict competition and by requiring incumbent local exchange telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. The 1996 Telecom Act also facilitates the entry of utility companies into the telecommunications market. The 1996 Telecom Act also largely eliminated the prohibition against telco-cable cross-ownership, however, it still prohibits a telephone company or a cable system operator in the same market from acquiring each other, except in limited circumstances, such as in areas of smaller population. These changes in regulatory environment will likely result in intensified industry consolidation and may further result in increased market competitiveness of such merged companies. Any such mergers could increase the strength of current or potential competitors against whom we compete now or must compete against in the future.

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

Each state (and the District of Columbia, which is treated as a state for the purpose of regulation of telecommunications services) has its own statutory scheme for regulating providers of telecommunications services if they are "common carriers" or "public utilities." As with the federal regulatory scheme, we believe that the offering of dark fiber facilities does not make us a common carrier or public utility so we would not be subject to this type of regulation in most jurisdictions in which we currently have or plan to construct facilities.

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

We believe that current regulations affecting our business will not have a material affect on our operations: however there can be no assurance in this regard. Regulation of the communications industry is evolving rapidly. The regulations that apply to us are subject to ongoing administrative proceedings, litigation, and legislation. The outcome of these various proceedings, as well as any other regulatory initiatives, cannot be predicted. Application of existing or future regulatory changes may have a material adverse affect on our business and operations. The full extent to which other companies in the industry will compete with us with respect to regulatory regime requirements may not be known for several years. There can be no assurance that existing or as yet unproposed regulations will not become adverse competitive factors in the future and render our networks less profitable or even obsolete.

INTELLECTUAL PROPERTY
---------------------

We regard certain aspects of our products, services, and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure, and other methods. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently. We do not currently have any technologies that are patented or under application for patent.

RESEARCH AND DEVELOPMENT
------------------------

We have not engaged in any research and development programs to date. We may establish a research and development program in the future.

EMPLOYEES
---------

As of March 31, 2002, the Company had 12 employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize our employees. We consider our relationships with our employees to be good.

OTHER BUSINESS INFORMATION
--------------------------

We are not involved in any bankruptcy, receivership, or similar proceeding.

There has been no material reclassification, merger, consolidation, purchase, or sale of a significant amount of assets not in the ordinary course of business.

PROPERTIES
----------

As of December 31, 2001, the Company has facilities consisting of approximately 20,000 square feet in Richmond Hill, Ontario that we occupy under a lease, which expires in July 2003. We believe that our current facilities will be sufficient during the near future, however, as we expand into new markets we intend to add office space. We share space at our corporate headquarters with our operations. We have or are in the process of subleasing other facilities as follows: formerly Coastal rents approximately 5,350 square feet of space in Troy, Michigan under a lease ending November 30, 2003; MultiLink formerly rents approximately 2,500 square feet of space in Lansing, Michigan under a lease ending July 31, 2003; We also rent approximately 2,300 square feet in Barrie, Ontario, under a lease ending August 31, 2005; and CableTec rents approximately 8,300 square feet of space in Ajax, Ontario under a lease ending December 14, 2005.

LEGAL PROCEEDINGS -
-------------------

We are a party to several lawsuits as described in greater detail below. Our management believes that the Company's positions are meritorious and that we will prevail in all such actions, however, there can be no assurance in this regard.

We are a defendant in Hollands v. Universe2U Inc., brought in the Ontario Superior Court of Justice, court file no. 00-CV-197308, commenced September 15, 2000. The Plaintiff is Robert Hollands. The Defendants also include our officers, Kim Allen, and Angelo Boujos and former officer Andrew Eyres, who is no longer with our company. Robert Hollands is a former employee of ours who is suing for, inter alia, damages for wrongful dismissal, damages for alleged outstanding commissions, as well as, the court enforced delivery to him of certain shares, which he claims are owed to him by way of signing bonus and pursuant to stock options. Mr. Hollands' employment was governed by an employment contract, which, among other things, required Mr. Hollands to achieve certain sales for the company. According to our records, Mr. Hollands, in fact, completed no sales during his employment as to which his stock based compensation was tied. It is our position that his employment was terminated for cause pursuant to the terms of his employment contract for having, inter alia, failed to achieve required sales despite warnings, both orally and in writing. Having been terminated for cause, we have taken the position that Mr. Hollands is not entitled to any of the shares for which he is suing us. As against us, Mr. Hollands is seeking damages for wrongful dismissal and loss of opportunity in the sum of $4,000,000, a declaration that the plaintiff is the owner of 2,000,000 common shares (giving effect to the May 2000 stock dividend) of our Company and a mandatory order requiring us to issue the stock to the Plaintiff, equitable damages to compensate the Plaintiff for any reduction in value to the Plaintiff's shares, an accounting of our sales and projected sales, and a declaration that the Plaintiff is not bound by any non-competition covenant. Mr. Hollands' claims against all of the Defendants include the following: a declaration that the Plaintiff has been oppressed and relief from oppression by requiring the Defendants to purchase 2,000,000 shares of the Company for the Plaintiff and damages in the amount of $5,000,000, for conspiracy to interfere with economic relations. Mediation was attempted, but did not lead to settlement. Examinations for Discovery will continue in the next few months. We, and the other defendants, believe Mr. Hollands' allegations are without merit and intend to defend vigorously Mr. Hollands' action.

Our former subsidiary, Canadian Cable (merged into the Company in January 2002) and our subsidiary CableTec, are the plaintiffs in Canadian Cable Consultants Inc., et al., v. Dan McAleer et al., brought in Ontario Superior Court of Justice, court file no. 00-CV-197416, commenced September 18, 2000. The Defendants are Dan McAleer, Gerry Roy, and 1353042 Ontario Limited, c.o.b. Northern Call Solutions Inc. Canadian Cable out-sourced telemarketing work to Northern Call Solutions. The relationship was governed by a written contract. Canadian Cable has sued Northern Call Solutions for breach of contract for having wrongfully solicited certain of Canadian Cable's key employees to leave Canadian Cable and work for Northern Call Solutions and for having wrongfully solicited the customers and work of Canadian Cable. Canadian Cable has sued Dan McAleer and Gerry Roy, both former employees of Canadian Cable, for having solicited the employees and customers of Canadian Cable. As against Northern Call Solutions, the relief sought includes an interim and permanent injunction restraining the Defendants from soliciting the employees and customers of Canadian Cable and returning confidential information, damages for breach of contract, breach of fiduciary duty and tortious interference with economic interests in the amount of $1,000,000, punitive damages in the amount of $100,000, an interim interlocutory and permanent injunction, requiring Northern to provide Canadian Cable with all daily reports previously prepared but not delivered, and all future daily reports, which reports list all of the calls made on any particular day by each telemarketer of Northern in accordance with Article 3 of the telemarketing services agreement between Northern and Canadian Cable, dated January 7, 2000 (the "Northern Call Centre Agreement"), requiring Northern to provide Canadian Cable with appropriate access to Northern's books, records and other supporting documentation of Northern in order to enable Canadian Cable to perform the audit provided in the Northern Call Centre Agreement, requiring Northern deliver to Canadian Cable any and all material prepared or developed by Northern or any materials furnished to Northern by Canadian Cable in connection with the Northern Call Centre Agreement, restraining Northern from divulging to third parties any information obtained from or through Canadian Cable or developed by Northern in connection with the Northern Call Centre Agreement, and as against Daniel McAleer, damages in the amount of $1,000,000 for breach of contract, breach of fiduciary duty, tortious interference with business relations, and tortious interference with economic expectancy, punitive damages in the amount of $100,000, and an interim interlocutory and permanent injunction restraining McAleer from disclosing to any person or in any way making use of, in any manner, any of the Trade Secrets of Canadian Cable, as provided in the employment agreement between McAleer and Canadian, dated February 2, 2000 (the "McAleer Employment Agreement"), restraining McAleer from (i) being a party to or abetting any solicitations of customers, clients or suppliers of Canadian Cable or any of its associates or affiliates, (ii) transferring business from Canadian Cable or any of its associates or affiliates to any other person, or
(iii) seeking in any way to persuade or entice any executive employee of Canadian or any of its associates or affiliates to leave that employment or from being a party to or abetting any such action, as provided in the McAleer Employment Agreement, restraining McAleer from, in any capacity whatsoever, carrying on, being engaged in, being employed by, or having any interest in any business similar to the business carried on by Canadian Cable or any of its associates or affiliates for a period of one year following the date of termination of his employment. The Plaintiff, CableTec, claims against the Defendant, Gerry Roy, damages in the amount of $500,000, for breach of contract, breach of fiduciary duty and tortious interference with economic relations, punitive damages in the amount of $25,000, and an interlocutory and permanent injunction restraining Roy from (i) being a party to or abetting any solicitations of customers, clients or suppliers of CableTec or any of its associates or affiliates, (ii) transferring business from CableTec or any of its associates or affiliates to any other person, or (iii) seeking in any way to persuade or entice any executive employee of CableTec or any of its associates or affiliates to leave that employment or from being a party to or abetting any such action, as provided in that certain employment agreement between CableTec and Roy dated August 11, 2000 (the "Roy Employment Agreement"), and restraining Roy from impairing or diminishing the goodwill of CableTec with respect to those of CableTec's customers, clients and suppliers with whom Roy, except by virtue of his employment with CableTec, would not have developed a close and direct relationship. Our management believes that our subsidiaries' positions are meritorious and that our operations will prevail in such actions, however, there can be no assurance in this regard. Pleadings are not yet closed.

Our former subsidiary, Canadian Cable (merged into the Company in January 2002), and our employees William McGill and others, are defendants in a lawsuit brought by Northern Call Solutions, which is essentially a counterclaim to the action described in the paragraph immediately above. The proceeding is pending in Ontario Superior Court of Justice as court file no. 00-CV-198071, commenced September 29, 2000. Northern Call Solutions has claimed breach of contract for accounts alleged to have not been paid and for breach of contract of the telemarketing agreement between the companies. Northern Call Solutions has also sued certain of Canadian Cable's employees personally for having allegedly wrongfully solicited certain Northern Call Solution employees. Canadian Cable denies all of the allegations. The relief sought, as against all the Defendants, includes an interim and permanent injunction restraining the defendants from soliciting the plaintiff's employees or making use of confidential information, damages for breach of contract, breach of fiduciary duty and tortious interference with economic interests in the amount of $1,000,000, punitive damages in the amount of $100,000, and as against the Defendant Canadian Cable Consultants, the sum of $85,275, for unpaid accounts, and damages for breach of contract and misrepresentation in the amount of $1,000,000. Pleadings are not yet closed. We believe the counterclaims are without merit and intend to defend vigorously this action.

Our subsidiary, Universe2U Canada one of the defendants in Destiny Network Solutions Inc. v. Akhilesh Shan, Joseph Khunaysir, Universe2U Canada Inc. The Plaintiff alleged misappropriation of confidential information. Mr. Shan and Khunaysir we former employees with Destiny Network Solutions and became employees of Universe2U Canada. Universe2U

Canada employing Mr. Shan and Khunaysir, they signed documents representing that Universe2U did not recruit them and they had no restriction regarding their employability. The Plaintiff is claiming $6,000,000 CDN, plus interest and costs and ancillary injunctive relief. Universe2U and Destiny Network Solutions were both resellers of Rhythms Canada' DSL service. Rhythms of Canada ceased operation in June 2001. In addition, both companies operated as network integrators. Universe2U abandoned this strategy in summer of 2001. Destiny Network Solutions sold their business to Wisper Networks (CDNX:WIP)for approximately $16,000 CND in shares. Pleadings are not yet closed. We, and the other defendants, believe Destiny Network Solutions' allegations are without merit and intend to defend vigorously Destiny Network Solutions' action.

Our subsidiary, Universe2U Canada Inc., is the plaintiffs in Universe2U Canada Inc. vs Bernard Kris Tanunagara, Barbara J. Tanunagara, and Edward Tanunagara. The relationship was governed by a purchase and sale contract and employment contract. In May 2000, we acquired CableTec Communications, formerly known as Bernie Tan Investments, from the defendants. Bernard Kris Tanunagara signed three-year employment contract to remain as the President of our subsidiary CableTec Communications. The Company is of the opinion that early in 2001, Mr. Tanunagara breached his contract, breached fiduciary duty, engaged in tortious interference with business relations, and tortious interference with economic expectancy. We are seeking damages of $6,500,000 CDN. The case is pending. .

Our subsidiary, CableTec Communications Inc. is the plaintiffs in CableTec Communications Inc. vs. Vic Shaw and Hitech Global Telecom Inc. The relationship was governed by an employment contract. We alleged misappropriation of confidential information and interference with economic expectancy. Mr. Shaw was employed as the General Manager of CableTec and left at the same time as Mr. Tanunagara, taking most of CableTec employees with him. Hitech Global Telecom Inc. immediately Mr. Shaw and several of CableTec's former employees. We are seeking damages of $2,500,000 CDN. The case is pending.

Piedmont Commerce Center Limited Partnership has obtained default judgment relating to a lease arrangement for a property in Troy, MI. The default judgment is against our subsidiaries Coastal Network Services and F.O.C.C. Fiber Optics Corporation of Canada for $107,496.52. We have negotiated a settlement for $40,000 in a series of deferred payments.

We are taking all commercially reasonable best efforts requisite to set aside judgment of $129,067.26 CDN granted to Brandt Industries Ltd. against Universe2U Canada Inc. and CableTec Communications Inc. The dispute involves the acquisition of a large boring machine, a trade-in of a smaller boring machine and the subsequent return of the large boring machine. Universe2U Canada Inc. and Brandt Industries Ltd. are in the process of negotiating a settlement.

The Company is subject to several judgments and pending claims relating to unpaid accounts which individually are in amounts less than $50,000 but which in the aggregate are approximately $270,000, excluding interest which may be accruing on such claims. The Company is attempting to negotiate settlements with all such parties.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

                                     PART II

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

Universe2U Inc. Common Stock (trading symbol "UTOU") is listed for trading on the Over The Counter Bulletin Board. Information on the high and low sales prices for the Company Common Stock is set forth as follows:

          Quarterly Period Ended              High          Low
          ----------------------              ----          ---

          March 31, 2001                     $5.13         $1.69
          June 30, 2001                      $5.05         $2.08
          September 30, 2001                 $3.03         $0.95
          December 31, 2001                  $1.60         $0.41

There are approximately 70 holders of record and approximately 400 holders who beneficially own common stock in street name accounts of broker/dealers as of March 1, 2002.

Shares of Company common stock are also listed for trading on the Third Segment of the Frankfurt Stock Exchange under WKN 938 851 and symbol UVS.

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

On May 17, 2000, the Company issued an aggregate of 5,000,000 shares of common stock to Angelo Boujos, Josie Boujos, Andrew Eyres, and William McGill in connection with the acquisition of Universe2U Inc. (Ontario). The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On May 26, 2000, and May 27, 2000, an Ontario, Canada subsidiary of the Company issued an aggregate of 833,000 shares of exchangeable securities. Such securities are exchangeable at any time on a one-for-one basis for shares of Company common stock without payment of further consideration. The exchangeable securities were issued in connection with the conversion of debentures held by thirteen Non-U.S. investors. Such issuance was made under Regulation S of the Securities Act. Such debentures had been issued by Universe2U Inc. (Ontario) before its acquisition by the Company.

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

On March 13, 2001, the Company consummated the sale to Dominion Fixed Income Plus Investments Ltd. ("Dominion") of 219,725 shares of its common stock in a private placement that resulted in net proceeds to the Company of $550,000. The foregoing securities were issued by the Company pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act. Further details regarding the terms of issuance of such securities are set forth below in the Management's Discussion and Analysis under "Subsequent Events."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The following should be read in conjunction with our Combined Financial Statements for the year ended December 31, 2001.

General

Our focus is the development and successful deployment and operation of community broadband networks. As a network partner, the Company works with municipalities, business, institutions, and utilities to make their network ventures successful. Through our industry expertise, we expect our customers to achieve a high return on investment by developing, designing, building and operating a sustainable business, providing "right" solution and speed to market.

Our product set is segmented into 4 groups, each with a specific role in the deployment of our business model. Our SmartCommunity Partnerships offers municipalities and utilities a unique and modular program customized to facilitate the telecommunications infrastructure provisioning needs of their community. Our SmartBuildings Partnerships, designed to target the multi-tenant commercial office and residential markets. Our Customer Value Creation programs support the value optimization of existing network assets, by applying our unique approach to migrating customer traffic onto the network, while also providing alternative means for expanding the network coverage. Our Infrastructure Development includes Design, Engineering & Construction capabilities, to provide a direct hands-on ability to engineer, construct, or manage network infrastructure projects to a carrier grade standard. We believe that our business strategy exploits the latent growth opportunities for broadband, the final mile in communities, and buildings.

Our Company is the product of an acquisition, completed on May 17, 2000, in which Paxton Mining Corporation, a Nevada corporation, acquired all of the outstanding shares of Universe2U Inc. In connection with the acquisition, the management of our Company changed and our Company's name became Universe2U. Before the acquisition, under the name Paxton Mining Corporation, we were an early stage development company organized to acquire, explore, and develop mining properties. Following the acquisition, we ceased any mining-related activities.

BUSINESS STRATEGY

In our SmartCommunities model, the public sector is our partner. We bring to them a method of achieving high capacity telecommunications access built on a cost recovery basis. We also position ourselves as an organization that is funded by the public sector, for the public sector.

In our SmartBuilding model, the property owner/manager is our partner. We bring to them a method of achieving high capacity telecommunications access built on a cost recovery basis. Building owners are extremely well positioned to enter the telecommunications business and have material incentives to participate in SmartBuilding network projects such as existing conduit infrastructure, structural access to buildings such as spare ducts that are already in place, equipment space in buildings, and, billing systems. We believe that building owners are highly motivated to become to support an existing customer base and those customers may be less likely to switch if they are receiving multiple services from the building owner.

Our Customer Value Creation programs support the value optimization of existing network assets, by applying our unique approach to migrating customer traffic onto the network, while also providing alternative means for expanding the network coverage. In this model we expect to co-brand and privately brand broadband products provided through arrangement with wholesalers. Our load aggregation model, as applied to specific municipal and utility owned networks extends our sales effort to facilitate the connection of customers outside of the bounds of the existing network facilities.

We possess internal skills and capabilities in the development of telecommunications infrastructure that are offered as part of a network infrastructure partnership and as a third party service. These activities include Design, Engineering & Construction capabilities, where we provide a direct hands-on ability to engineer, construct, or manage network infrastructure projects to a carrier grade standard for carriers and provides us with the ability to build our SmartCommunities and SmartBuildings.

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

OPERATING SEGMENTS

The Company's operations are organized into segments based on the nature of products and services provided and into two reportable geographic regions:
Canada and the United States. The Company's operations can be classified into four reportable operating segments:

     . Fiber Construction and Maintenance Services ("FCMS")is responsible for building and maintaining the telecom infrastructure including long-haul network builds, regional networks, community networks, and in-building networks. The focus is on physical infrastructure to support telecommunications encompassing fiber, wireless and copper based telecommunications.

     . Fiber Network and System Engineering and Design ("FN&SED") is responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights-of-ways.

     . Sales and Marketing ("S&M") is responsible for all direct sales, which involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right-of-way owners. The segment also acts as broker for sales of rights-of-ways.

     . Network Services ("NS") is a support service for the other operating segments.

REVENUES AND EXPENSES

We generate revenues from engineering and design work, building networks, selling voice, data, and other telecommunications services. The majority of our revenues are generated on non-recurring charges for one-time services. The remainder is derived from charges on a monthly recurring basis. We expect future contracts to have duration between 12 and 18 months. The value of our contracts could increase significantly, if we become the supplier of the fiber optic cable, and depending on the fiber count a customer selects, however there can be no assurance in this regard.

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

     .    our ability to acquire the needed financing for network projects;

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

Our cost of sales consists primarily of costs of infrastructure materials, and associated costs of installation such as labor, equipment leases, and capital asset amortization expense. We expect these costs to increase in aggregate dollar amount as we continue to grow our business but to decline as a percentage of revenues with respect to materials costs due to economies of scale, expected improvements in technology and price competition from an increased number of vendors, however, there can be no assurance in this regard.

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

We intend to pursue business partnering, acquisitions, and other strategic relationships to expand our customer base, our ability to offer turnkey solutions and geographic presence. We expect these activities to significantly affect our results of operations and require us to raise additional capital. However there can be no assurance as to the level of such activities, if any, in the future.

ACQUISITIONS IN THE YEAR 2001
-----------------------------

None.


AMALGAMATION
------------

As at December 31, 2000, the Company amalgamated the wholly owned subsidiaries formerly operating as Fiber Optics Corporation of Canada Inc., Canadian Cable Consultants Inc., and Photonics Engineering & Design Inc., into Universe2U Canada Inc.

We expect to amalgamate Coastal Networks Inc., MultiLink Networks Inc., and Universe2U Rights-of-Way Agency Inc. into a single entity during the current fiscal year.


RESULTS OF OPERATIONS
---------------------

The financial information has been presented on the basis that the present structure existed from the date of incorporation of each operation.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation adopted in the current period financial statements.

Total revenues decreased $4.4 million, or 78% to $1.2 million for the year ended December 31, 2001 from $5.6 million for the year ended December 31, 2000. The decrease can largely be attributed to the change in business strategy to reduce the construction operation and focus on SmartCommunities.

For the year ended December 31, 2001, the total revenue for the FC&MS operating segment was $405 thousand, a decrease of 89% from December 31, 2000.

For the year ended December 31, 2001, the total revenue for the FN&SE operating segment was $372 thousand, a decrease of 5% from December 31, 2000.

For the year ended December 31, 2001, the total revenue for the S&M operating segment was $301 thousand, a decrease of 75% from December 31, 2000.

For the year ended December 31, 2001, the total revenue for the NS operating segment was $145 thousand, a decrease of 63% from December 31, 2000.

For the three-months ended December 31, 2001, sales were $76 thousand a decrease of $ 1.4 million over the comparable period ended December 31, 2000.

Cost of sales decreased $1.4 million or 41% to $1.9 million for the year ended December 31, 2001 from $3.3 million for the year ended December 31, 2000. The decrease lagged the reduction in revenue as much of the construction resources were idle for large portions of for the year as the company went through its restructuring. For the three-month period, ended December 31, 2001, cost of sales declined $548 thousand, to $301 thousand from the $849 thousand from the $0.9 million incurred in the three-month period ended December 31, 2000.

Gross profit for the year ended December 31, 2001 was -$736 thousand (-60% of revenues) versus $2.3 million (41% of revenues) in 2000. The decrease in gross profit reflects the inactivity in the construction area while continuing to pay the lease costs of the equipment.

Selling, general and administration expenses increased $1.4 million; to $4.9 million (402% of revenues) for the year ended December 31, 2001 from $3.5 million (63% of revenues) for the year ended December 31, 2000. In the fourth quarter, selling, general and administration expense was $1.6 million versus $1.5 million for the comparable quarter in 2000.

Stock based compensation expense for the year ended December 31, 2001 was $2.4 million versus $2.4 million for the year ended December 31, 2000. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. Much of the stock option expense relates to employee option grants provided before, or soon after, the corporation was acquired on May 17, 2000.

The Company anticipates expensing an additional $2.0 million of stock compensation expense over the next 6 quarters relating to stock options existing as at December 31, 2001. As at December 31, 2001 there were 3,105,001 stock options outstanding with a weighted average exercise price of $1.90.

Interest and financing costs were $1.1 million (86% of revenues) for the year ended December 31, 2001, an increase of $798 thousand from $258 thousand (5% of revenues) for the year ended December 31, 2000. This was a direct result of increased financing necessary for capital expenditures and to fund the operating losses. The interest and financing costs also include the fair value of warrants issued in connection with financing.

During the year, the Company experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. Three of the operating operations were late in remitting payroll withholding and sales taxes to the tax authorities.

For the three months ended December 31, 2001 interest costs were $927 thousand compared to $50 thousand incurred in the same quarter of 2000.

Depreciation and amortization costs were $218 thousand (18% of revenues) for the year ended December 31, 2001, compared to $273 thousand (5% of revenues) for the year ended December 31, 2000. The decrease of $55 thousand was the result of a disposal of capital assets primarily in Universe2U Canada Inc. and CableTec.

The share of loss of significantly influenced investment of $63 thousand for the year ended December 31, 2001, is and increase $44 thousand $19 thousand for the year ended December

31, 2000, represents start up costs associated with a 49% owned investment, T-E Realty and Rights of Ways Agency LLC., which began operations in the third quarter of the 2000 year and effectively stopped operating in June 2001.

For the year ended December 31, 2001, the loss before income taxes for the FC&MS operating segment was $3.4 million.

For the year ended December 31, 2001, the loss before income taxes for the FN&SE operating segment was $1.5 million.

For the year ended December 31, 2001, the loss before income taxes for the S&M operating segment was $1.2 million.

For the year ended December 31, 2001, the loss before income taxes for the NS operating segment was $843 thousand.

The Company incurred losses before income taxes for the year ended December 31, 2001, and December 31, 2000, of $9.3 million and $4.1 million, respectively. Non-cash stock based compensation accounted for $2.4 million of the loss in the year ended December 31, 2001, and $2.4 million of the loss in the year ended December 31, 2000.

For the fourth quarters of 2001 and 2000, respectively the Company incurred net losses of $2.9 million and $2.3 million respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Based on our current growth plan, we expect to require a substantial amount of new capital to expand our business into new geographic areas of target markets in North America. We need capital to fund the development of our agent sales force, service our debt, and acquire strategic companies. In order to help us finance our new strategy, on August 1, 2001, the Company entered into a $12 million equity financing commitment from Fusion Capital Fund II, LLC, a Chicago based institutional investor ("Fusion"). We expect the Fusion financing commitment to provide us with necessary working capital on an ongoing basis; however, certain conditions must be met before we can draw upon this facility, which have not yet been satisfied. Other sources of funding for our current and future financing requirements during the foreseeable future may include vendor financing, registered public offerings or private placements of equity and/or debt securities, commercial credit facilities and/or bank loans. There can be no assurance that sufficient additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. We expect some contracts currently under negotiation to close soon, which would provide significant revenue to the Company, however there can be no assurance in this regard.

The terms of the Fusion financing commitment provide that Fusion will purchase directly from the Company on each trading day during the term of the agreement, $15,000 of our common stock up to an aggregate of $12.0 million. The $12.0 million of common stock is to be purchased over a 40-month period, subject to a six-month extension or earlier termination at the Company's discretion. The purchase price of shares of common stock will be equal to a price based upon future market price of the common stock without any fixed discount to the market price. The Company has the right to set a minimum purchase price at any time. Fusion may not purchase shares under the agreement if Fusion or its affiliates would beneficially own more than 4.9% of the aggregate outstanding common stock immediately after the purchase. The Company has the right to increase this limitation to 9.9%. Under the terms of the agreement Fusion received 375,000 shares of common stock and warrants to purchase 375,000 shares of common stock at an exercise price of $4.00 per share, as a commitment fee. The fair value of the 375,000 commitment shares and 375,000 shares underlying the commitment warrants of $1,162,500 will be charged to operations over the 40 month period. A further description of the terms and conditions of the Fusion financing commitment may be found under the caption "SUBSEQUENT EVENTS" in the Company's quarterly report on Form 10-QSB for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference thereto. On August 6, 2001 we filed a registration statement with the Securities and Exchange Commission relating to the offer and re-sale by Fusion Capital Fund II, LLC of up to an aggregate of 6,750,000 shares of our common stock, however, the registration statement has not yet been declared effective by the Commission. The Company is not yet able to draw upon the Fusion financing facility. We intend to complete all formalities required in order to draw upon the Fusion financing facility but there is no certainty that we will be able to do so.

During 2001, the Company established a line of credit with Palm Trading Limited ("Palm"). The line of credit may be drawn upon by the Company in one or more tranches in an aggregate principal amount up to $500,000 (the "Credit Line"). Each draw down may be for a minimum of $10,000 up to a maximum of $50,000. Amounts drawn down on the line of credit shall accrue interest at a rate of 8% per annum, compounded monthly. The Company may draw upon the Credit Line approximately once per month. Any and all outstanding amounts due under the Credit Line shall be repaid in full on the earlier of (i) such date as the Company has adequate cash reserves as determined by the Audit Committee of the Company's Board of Directors in consultation with the Company's independent auditors; or (ii) July 27, 2003. The Company shall also issue warrants to Palm under the Credit Line in amount corresponding to the fair market value of the Company's common stock as of the date of each draw down under the Credit Line. Each of such warrants shall be exercisable at fair market value for 1.15 shares of restricted Company common stock.

For all of our operations, materials, supplies, and equipment are readily available; therefore, we anticipate being able to schedule capital expenditures simultaneously with anticipated funding. Most of the capital expenditures are expected to sales and marketing areas where requirements are expected to mirror revenue growth. We intend to reduce the requirement for cash flow to fund operating equipment as much as possible by leasing a substantial portion of our operating equipment. We expect the significant cash flow requirements will be for strategic acquisitions and internal growth.

Our current plan includes strategic acquisitions or internal growth to expand the scope of our business into new geographic areas of target markets in North America. For all of our operations, materials, supplies, and equipment are all readily available; therefore, we anticipate being able to schedule capital expenditures simultaneously with anticipated $6 million. Most of the capital expenditures will be in building our sales and marketing organization.

By comparison, our approach is to outsource most construction and installation activities only marginally with increased capital expenditures.

Not including cash flow requirements for strategic acquisitions and major projects where we may take an equity position, we currently estimate that our capital requirements for the period from January 1, 2002 to December 31, 2002 at approximately $2.4 million.

Our plan includes estimates which are forward-looking statements that may change if circumstances related to third party materials and labor costs, revenue growth expectations, construction, change of regulatory regime requirements and opportunities to deploy the Company's SmartCommunities and SmartBuildings do not occur as expected.

Sources of funding for our current and future financing requirements may include vendor financing, public offerings, or private placements of equity and/or debt securities, commercial credit facilities and bank loans. There can be no assurance that sufficient additional financing will continue to be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain financing could result in the delay or curtailment of our development and expansion plans and expenditures. Any of these events could have a material adverse effect on our business.

For the year ended December 31, 2001, the Company's net cash used in operating activities was $1.7 million ($1.3 million in 2000). This amount includes adjustments for non-cash items comprised of depreciation and amortization of $0.2 million ($0.3 million in 2000), stock option compensation of $2.4 million ($2.4 million in 2000) the amortization of deferred charges of $145 thousand (nil in 2000), the issuance of warrants of $785 thousand (nil in 2000), and a deduction for future income taxes totalling nil ($0.1 million recovery in 2000).

For the year, ended December 31, 2001 net cash used in investing activities was $59 thousand principally attributable to the acquisition of capital assets. For the year ended December 31, 2000, net cash used in investing activities was $1.2 million, which consisted of additions to property, plant, and equipment and was principally attributable to the acquisition of capital assets including CableTec in May 2000.

For the year ended December 31, 2001, net cash provided by financing activities of $1.5 million, included net proceeds from the issue of share capital of $1.2 million, net proceeds on term debt of $297 thousand, and an increase in due to related parties of $200 thousand offset by net repayments on term debt of $20 thousand and a decrease in bank indebtedness of $158 thousand. For the year ended December 31, 2000 net cash provided by financing activities of $2.6 million included net proceeds from the issue of share capital of $2.8 million and the issue of debentures of $0.3 million, offset by net repayments on long-term debt of $0.3 million, and the net decrease in due to related parties of $0.3 million.

GOING CONCERN CONSIDERATIONS
----------------------------

The Company has incurred losses to date and has a deficit, to date, of $(13,964,156) and a working capital deficiency of $(2,725,127). In addition, we have been unable to consistently meet our payroll obligations, trade obligations, operating lease commitments, and long-term debt commitments as they become due. These factors raise substantial doubt on the Company's ability to continue as a going concern. The liquidity of the Company has been adversely affected by continuing losses and shortage of cash resources. The Company continues to seek financing both in the form of debt and equity and its ability to continue as a going concern is dependant on the success of these efforts. Please refer to Note 2 of, and the Auditors' Report on, the Combined Financial Statements for the year ended December 31, 2001. The Management believes that the availability of the Laurentian Bank Credit Facility, the Palm Trading Credit Facility, and Fusion financing facility may alleviate some of the Company's cash flow needs, however, there can be no assurance in this regard.

SUBSEQUENT EVENTS
-----------------

On February 22, 2002, we established Credit facilities between Laurentian Bank of Canada as lender, and 1418276 Ontario Inc., our non-operating holding company holding all the shares of Universe2U Canada Inc. The Credit facility provides for an operating line of $2.5 million CDN, secured by cash deposits, a $1 million CDN contract forward facility, and a $50K credit card line.

In connection with the establishment of the Laurentian Credit facility, on February 15, 2002, 1418276 Ontario Inc., our non-operating holding company, established an $800,000 CDN loan with 1463549 Ontario Inc. to be used as the cash security for the Laurentian Credit facility. The loan has the following terms: 6 month term, monthly interest payments of $8,834.34, 10% monthly payment penalty in the event of default at maturity, payment of 3 months interest for early termination of loan, the Company pays all associated expenses to establish the loan and at maturity or repayment date the Company will issue 5,500 shares of restricted common stock for each day the loan is outstanding up to a maximum of 1,000,000 shares. Such shares will be issued without registration rights.

On February 28, 2002, the Company repaid $120,000 CDN and $10,000 CDN late payment to the FSC Group. The Company became subject to certain penalty clauses in the FSC Loan Agreement. Thus, 750,000 shares of restricted Company common stock will be issued, without registration rights, to the FSC Consulting Ltd.

In July of 2001, Invicta Financial paid $20,000 on behalf of the Company to have the Company's shares of common stock listed for trading on the Third Segment of the Frankfurt Stock Exchange under WKN 938 851 and symbol UVS. On April 1, 2002, the Company agreed to reimburse Invicta Financial for such payment and entered into a loan agreement with Invicta Financial to the same effect. The loan carries an annual interest of 13.25% on aggregate principal and origination fees of $22,000.

On April 11, 2002, the Board of Directors approved the Company's proposed Refinancing Plan to raise additional capital through private financing. The key component of the Refinancing Plan is to temporarily reduce the number of publicly tradable Company shares by requesting the Company's stockholders to submit their shares of common stock to a voluntary lockup for a period of one year. The Company will seek to obtain a minimum of 29 million shares for inclusion in the lockup, representing approximately 80% of all outstanding Company shares. The Company believes that stockholders who have indicated a strong commitment to the Company's business model and its future will participate in the lockup, however there can be no assurance in this regard. The anticipated beneficial effects of the year-long modification to the Company's capital structure without submitting the stockholders to a reverse stock split is expected to garner support among Company stockholders. The one-year period is expected to provide a viable period in which the Company can effectively deploy its current financing arrangements and attract new financing sources, however there can be no assurance in this regard. As part of the Refinancing Plan, the Company intends to continue to implement formalities required to enable the Company to use the equity line provided by Fusion Capital Fund II, LLC, as well use the Laurentian Bank Credit Facility. Any decision whether to enter into new financing arrangements during the effective period of the Lockup Agreement will be at sole discretion of the Company's Board of Directors. Stockholders electing to participate in the lockup will have up to 10 days from April 11, 2002 to tender their shares to the Company's Escrow Agent, Equity Transfer Services Inc. of Toronto, Ontario. The lockup arrangement will only be effective if more than 29 million shares are submitted to the Escrow Agent. During the effective period of the lockup, stockholders participating in the lockup may not engage in any of the following:
:

     a. offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any derivative securities,

     b. enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the common stock or any derivative securities , or

     c. make any open market transactions relating to shares of common stock or any derivative securities and will not make any demand for or exercise any right with respect to, the registration of any shares of common stock or any derivative securities. .

On March 13, 2001, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Dominion Fixed Income Plus Investments Limited ("Dominion") for the purchase of 219,729 shares of common stock for $550,000. The Purchase Agreement contains gross-up provisions so that in the event the Company's common stock trades at a lower price than the original purchase price, additional shares of common stock will be issued to Dominion. All such shares are entitled to registration rights. The Purchase Agreement also provided redemption rights to the Company to redeem such shares. In order for Company to maintain its rights to continue the redemption provisions under the Purchase Agreement, the Company is obligated to pay a monthly fee to Dominion. The Company and Dominion agreed to continue the Company's redemption rights on the shares beyond the originally contemplated period of two months, however, the Company was unable to make requisite payments after August 2001. Dominion agreed to continue the Company's redemption rights. In April 2002 the Company and Dominion amended the Purchase Agreement so that in consideration of Dominion not exercising its gross up rights or registration rights, the Company would make all payments in respect of past-due fees to maintain the Company's rights to redeem the shares (approximately $95,000) and in addition pay Dominion a fee equal to 13.25% on the original purchase price of the shares for a period of up to 6 months. Upon such payments and payment of the original purchase price for the Dominion shares, the Company may exercise its redemption rights at any time at its sole discretion.

On December 14, 2001, the Company announced that it has executed a new Term Sheet for the acquisition of substantially all of the operating assets of Digital Global Internet Inc. ("DGI"), a Baltimore, Maryland based company. The acquisition was originally expected to be completed within 75 days however it has not yet closed. The Company had previously announced on June 12, 2001 the signing of a Term Sheet with DGI for acquisition of substantially all of the outstanding stock of DGI, however, the Company and DGI were not able to come to mutually acceptable definitive terms on the basis of that June 2001 Term Sheet. The Company believes that the contemplated revised structure for the acquisition of DGI will facilitate the closing of the transaction, however there can be no assurance in this regard.

DGI offers RoomHost, an in-room interactive terminal that provides travelers with high-speed Internet connectivity. DGI's business plan anticipates capturing 10% of the 2 million high-end hotel rooms in the USA, which could be expected to generate $150 million in annual revenue. The new business model provides the Hotel owner with an amenity to get more "heads in beds." However, the parties have been unable raise the necessary funding for the business thus the proposed acquisition is not preceding at this point in time. DGI is independently pursuing other alternatives. There can be no assurance that such terms and conditions can be reached during the foreseeable future.

On April 8, 2002 - Universe2U Inc. and Wisper Inc. (CDNX:WIP) announced a signed Letter of Intent for Universe2U to acquire the broadband assets of Wisper Networks Inc. Under the contemplated terms, Universe2U would acquire broadband connectivity customers, supply contracts, agent agreements, and the equipment serving those customers, which include: a wireless network with towers in Brampton, Mississauga, and Georgetown; expertise in broadband fixed wireless; customer care and trouble ticket applications; sales agent agreements; and strategic agreements with key suppliers such as Bell Nexxia, and Futureway Communications. In addition, some of Wisper's key staff would become resources for Universe2U. Under the contemplated terms, Wisper Inc. would receive up to $430,000 CDN in cash and Universe2U Inc. shares, subject to shareholder and regulatory approval, in exchange for the Company's acquisition of certain assets of Wisper Networks. Regulatory and Exchange approvals have not yet been obtained and there can be no certainty that the acquisition will be completed.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, is effective in the fourth fiscal quarter of 2001. In general, SAB 101 points out that revenue should be recognized over the period of performance or the on-going activity that that was contracted for by the customer. Any changes required by adopting SAB 101 are accounted for as a change in accounting principle. The Company adopted SAB 101 in the fiscal quarter beginning October 1, 2001.

FINANCIAL STATEMENTS
--------------------

The audited annual financial statements appear elsewhere in this report, beginning on page F-1.

     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
     -------------------------------------------------------------------------
     DISCLOSURE
     ----------

Since June 15, 2000, the Company appointed Moore Stephens Cooper Molyneux LLP ("Moore Stephens") as its independent public accountants. The Company had not consulted with Moore Stephens regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements nor with respect to any matter that was the subject of a disagreement with the Company's prior accountants.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE
-------------------------------------------------------------------------------
EXCHANGE ACT
------------

The disclosures with respect to Directors and Executive Officers and Compliance with Section 16(A) of The Exchange Act in the registrant's Proxy Statement relating to the registrant's 2002 Annual Meeting of Shareholders to be held on May 30, 2002 are incorporated herein by reference into this Item 9.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The disclosures with respect to Executive Compensation in the registrant's Proxy Statement relating to the registrant's 2002 Annual Meeting of Shareholders to be held on May 30, 2002 are incorporated herein by reference into this Item 10.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

The disclosures with respect to Security Ownership of Certain Beneficial Owners and Management in the registrant's Proxy Statement relating to the registrant's 2002 Annual Meeting of Shareholders to be held on May 30, 2002 are incorporated herein by reference into this Item 11.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The disclosures with respect to Certain Relationships and Related Transactions in the registrant's Proxy Statement relating to the registrant's 2002 Annual Meeting of Shareholders to be held on May 30, 2002 are incorporated herein by reference into this Item 12.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) EXHIBITS LIST

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

3.1(c) Certificate of Amendment to the Articles of Incorporation as filed with the Commission as Exhibit 4.1 to the Company's Form S-3 filed on August 6, 2001, is incorporated herein by reference thereto.

3.2            Amended and Restated by-laws, as filed with the Commission as
               Exhibit 4.2 to the Company's Form S-3 filed on August 6, 2001, is incorporated herein by reference thereto.

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

10.21 Form of Common Stock Purchase Agreement, dated as of August 1, 2001 by and between Universe2U, Inc. and Fusion Capital Fund II, LLC, as filed with the Commission as Exhibit 10.21 to the Company's Form S-3 filed on August 6, 2001, is incorporated herein by reference thereto.

10.22 Form of Registration Rights Agreement, dated as of August 1, 2001 by and between Universe2U, Inc. and Fusion Capital Fund II, LLC, as filed with the Commission as Exhibit 10.22 to the Company's Form S-3 filed on August 6, 2001, is incorporated herein by reference thereto.

10.23 Form of Warrant issued to Fusion Capital Fund II, LLC in connection with and pursuant to the Common Stock Purchase Agreement dated as of August 1, 2001, by and between Universe2U, Inc., and Fusion Capital Fund II, LLC, as filed with the Commission as Exhibit 10.23 to the Company's Form S-3 filed on August 6, 2001, is incorporated herein by reference thereto.

10.24 Form of Lockup Agreement between Universe2U, Inc. and shareholders regarding one year voluntary lockup of common stock.

16.1 Letter from Williams & Webster, P.S., dated June 15, 2000, regarding change in certifying accountant, as filed with the Commission as Exhibit 16 to the Company's Form 8-K filed on June 16, 2000, is incorporated herein by reference thereto.

21.1          Subsidiaries of the Registrant.


(b) Reports on Form 8-K.

None.

                                 Universe2U Inc.

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                           (expressed in U.S. dollars)

                                Auditors' Report

To the Shareholders of
Universe2U Inc.

We have audited the consolidated balance sheets of Universe2U Inc. ("the Company") as at December 31, 2001 and 2000 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects except as described below, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.

The Company has incurred losses to date, has a deficit as at December 31, 2001 of $(13,964,156), has a working capital deficiency of $2,725,127 and used $1,673,295 of cash for operating activities during the year. In addition, the Company has been unable to meet its payroll obligations, trade obligations, operating lease commitments, and long-term debt commitments as they become due. These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as a result of the inability to locate sufficient financing (see notes 2, 12 and 17).

                                    Signed: "Moore Stephens Cooper Molyneux LLP"


                                                Chartered Accountants

Toronto, Ontario
March 28, 2002

Universe2U Inc.
--------------------------------------------------------------------------------
Consolidated Balance Sheets
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


                                                                                     2001            2000
-----------------------------------------------------------------------------------------    ------------
Assets
  Current assets
  Cash and cash equivalents                                                 $           -    $     21,216
  Accounts receivable (net of allowance of $230,371, 2000-$197,351)               138,578       1,486,519
  Due from officers and directors (note 5)                                         45,044         160,968
  Due from related parties (note 5)                                                     -          63,461
  Prepaid expenses and deposits                                                   138,295         131,372
  Inventory                                                                        33,674         180,433
-----------------------------------------------------------------------------------------    ------------
                                                                                  355,591       2,043,969
  Deferred charges (note 17a)                                                   1,017,188               -
  Capital assets (note 3 and 12)                                                  578,124       1,411,237
-----------------------------------------------------------------------------------------    ------------
                                                                            $   1,950,903    $  3,455,206
=========================================================================================    ============
Liabilities
  Current liabilities
  Bank indebtedness (note 4)                                                $      21,172    $    200,050
  Accounts payable and accrued liabilities                                      2,873,322       1,573,063
  Income taxes payable                                                             49,697          43,294
  Current portion of capital lease obligation (note 8)                                  -          13,646
  Current portion of long-term debt (note 7)                                      136,527           8,003
-----------------------------------------------------------------------------------------    ------------
                                                                                3,080,718       1,838,056
  Loan payable (note 6)                                                           171,611               -
  Long-term debt (note 7)                                                          13,938          23,595
-----------------------------------------------------------------------------------------    ------------
                                                                                3,266,267       1,861,651
-----------------------------------------------------------------------------------------    ------------
Commitments and contingencies (note 12 and 17)                                          -               -
-----------------------------------------------------------------------------------------    ------------

Shareholders' equity
  Share capital (note 9)
  Authorized:  100,000,000 Common shares, $0.00001 par value
  Issued and outstanding:  38,912,491 Common shares                                   389             367
  Additional paid in capital                                                   14,282,080       6,330,042
  Accumulated other comprehensive income (loss)                                   141,323         (75,138)
  Deposit on net asset acquisition (note 17b)                                  (1,775,000)              -
  Deficit                                                                     (13,964,156)     (4,661,716)
-----------------------------------------------------------------------------------------    ------------
                                                                               (1,315,364)      1,593,555
-----------------------------------------------------------------------------------------    ------------
                                                                            $   1,950,903    $  3,455,206
=========================================================================================    ============

The accompanying notes are an integral part of these financial statements.

Approved on behalf of the Board
Signed: Kim Allen"                           Signed: "Angelo Boujos"
--------------------------------------       -----------------------------------
Director                                     Director

Universe2U Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Deficit
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                           2001            2000
---------------------------------------------------------------    ------------
Deficit, beginning of years                       $  (4,661,716)   $   (466,263)
    Net loss for the years                           (9,302,440)     (4,195,453)
---------------------------------------------------------------    ------------
Deficit, end of years                             $ (13,964,156)   $ (4,661,716)
===============================================================    ============

The accompanying notes are an integral part of these financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Operations
for the years ended December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


                                                                       2001             2000
----------------------------------------------------------------------------    ------------
Revenue                                                         $  1,224,334    $  5,653,709
----------------------------------------------------------------------------    ------------
Cost of sales                                                      1,960,543       3,342,410
----------------------------------------------------------------------------    ------------
Gross profit                                                        (736,209)      2,311,299
----------------------------------------------------------------------------    ------------
Expenses
    Selling, general and administration                            4,919,920       3,477,439
    Stock based compensation (note 9)                              2,425,519       2,387,958
    Interest and financing costs                                   1,056,755         258,361
    Interest expense - related parties (note 5)                            -          10,679
    Depreciation and amortization                                    100,576         231,782
----------------------------------------------------------------------------    ------------
                                                                   8,502,770       6,366,219
----------------------------------------------------------------------------    ------------
Loss from operations                                              (9,238,979)     (4,054,920)
Share of loss of significantly influenced investment                  63,461          19,452
----------------------------------------------------------------------------    ------------
Loss before provision for income taxes                            (9,302,440)     (4,074,372)
    Provision for income taxes (note 10)                                   -         121,081
----------------------------------------------------------------------------    ------------
Net loss for the years                                          $ (9,302,440)   $ (4,195,453)
============================================================================    ============

Net loss per share - basic and fully diluted                    $      (0.25)   $      (0.12)
============================================================================    ============

Weighted average shares outstanding                               37,596,066      36,006,392
============================================================================    ============

The accompanying notes are an integral part of these financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
for the years ended December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                                   2001            2000
---------------------------------------------------------------------------------------    ------------
Cash flow from operating activities (note 13)
    Net loss for the years                                                 $ (9,302,440)   $ (4,195,453)
    Items not affecting cash
        Amortization of capital assets                                          218,141         273,186
        Amortization of deferred charges                                        145,313               -
        Stock option compensation                                             2,425,519       2,387,958
        Issuance of warrants                                                    785,428               -
        Imputed interest                                                              -          10,679
        Equity loss of significantly influenced investment                       63,461          19,452
        Loss on disposal of capital assets                                      572,194               -
        Future income taxes                                                           -         121,081
---------------------------------------------------------------------------------------    ------------
                                                                             (5,092,384)     (1,383,097)

    Other sources (uses) of cash from operations
        Increase in accounts receivable                                       1,347,941        (935,661)
        Increase in inventory                                                   146,759        (140,940)
        Increase in prepaid expenses and deposits                                (6,923)         (2,195)
        Increase in accounts payable and accrued liabilities                  1,931,312       1,153,536
---------------------------------------------------------------------------------------    ------------
                                                                             (1,673,295)     (1,308,357)
---------------------------------------------------------------------------------------    ------------
Cash flow from investing activities
    Acquisition of subsidiary                                                         -      (1,039,346)
    Proceeds on disposal of capital assets                                        8,105               -
    Purchase of capital assets                                                  (67,073)       (199,783)
---------------------------------------------------------------------------------------    ------------
                                                                                (58,968)     (1,239,129)
---------------------------------------------------------------------------------------    ------------
Cash flow from financing activities
    Proceeds from long-term debt                                                125,565          22,091
    Repayments on long-term debt                                                (20,344)       (328,518)
    Proceeds from loan payable                                                  171,611               -
    Proceeds from debenture                                                           -         322,237
    Proceeds from issue of share capital                                      1,178,956       2,766,306
    (Decrease) increase in bank indebtedness                                   (157,662)        130,618
    Increase (decrease) in related party advances                               179,385        (270,063)
---------------------------------------------------------------------------------------    ------------
                                                                              1,477,511       2,642,671
---------------------------------------------------------------------------------------    ------------
Effect of exchange rate changes on cash                                         233,536         (86,309)
---------------------------------------------------------------------------------------    ------------
Increase in cash                                                                (21,216)          8,876
Cash and cash equivalents, beginning of years                                    21,216          12,340
---------------------------------------------------------------------------------------    ------------
Cash and cash equivalents, end of years                                    $          -    $     21,216
=======================================================================================    ============

The accompanying notes are an integral part of these financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

     As at December 31, 2001, the Company has incurred significant losses, has a deficit as at December 31, 2001 of $(13,964,156), has a working capital deficiency of $2,725,127 and used $1,673,295 of cash for operating activities during the year. In addition, the Company has been unable to meet its payroll obligations, trade obligations, operating lease commitments, and long-term debt commitments as they become due as a result of their cash flow deficiency.

     Subsequent to December 31, 2001, the Company established a $800,000 CDN term loan (note 17d). In order to fund additional cash flow requirements in 2002, the Company plans to seek additional public financing during the year (note 17g).

     Basis of presentation

     On May 17, 2000, Universe2U Inc. (formerly Paxton Mining Corporation) issued 250,000 shares for 100% of the shares of Universe2U Canada Inc. For accounting purposes, the acquisition is being recorded as a recapitalization of Universe2U Inc., with Universe2U Canada Inc. as the acquiror. The 250,000 shares issued are treated as issued by Universe2U Inc. for cash and are shown as outstanding for all prior periods presented in the same manner as for a stock split. Prior to the acquisition there were 5,510,200 shares outstanding in Universe2U Inc. In addition, the recapitalization reflects 4,000,000 shares tendered for cancellation and the declaration of a stock dividend on a 19 to 1 basis, representing 33,443,800 shares, which formed part of the acquisition transaction. The consolidated financial statements of the Company reflect the results of operations of Universe2U Inc. and Universe2U Canada Inc. from January 1, 2001 to December 31, 2001 and from May 17, 2000 to December 31, 2000. The combined financial statements prior to May 17, 2000 reflect the results of operations and financial position of Universe2U Canada Inc. only. Pro forma information on this transaction is not presented as, at the date of this transaction, Universe2U Inc. is considered a public shell and accordingly, the transaction will not be considered a business combination.

     On May 31, 2000, the Company acquired all of the outstanding shares of CableTec Communications Inc. ("CableTec") (formerly Bernie Tan Investments Inc.), a company involved in underground excavation and cable installation activities, for cash consideration of $1,500,000 Canadian and stock options to purchase 200,000 shares at a price of $7.50 Canadian. This transaction was accounted for under the purchase method of accounting. The total cost of the acquired net assets was $1,500,000 Canadian, which was equal to the purchase price of the CableTec stock. The results of operations of the acquired entity are included in the accompanying financial statements since the date of

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

     acquisition.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

     Cash and cash equivalents

     Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at December 31, 2001 and 2000.

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

     Revenue recognition

     Revenue for services provided are recognized in the period the services are performed based on the costs incurred. Revenue on long-term construction contracts is recognized using the percentage of completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billings based on completion of certain phases of work.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

     Earnings (loss) per share

     Basic earnings (loss) per common share have been determined based upon the weighted average number of common shares issued and outstanding throughout the period as restated to reflect the recapitalization as a result of the reverse acquisition (see notes 2 and 15). Diluted earnings (loss) per common share are presented using the treasury stock method and are calculated by dividing net earnings (loss) applicable to common shares by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Diluted information is not presented, as it is anti-dilutive as a result of having incurred losses in each year.

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

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

2.   Significant Accounting Policies - continued
--------------------------------------------------------------------------------

     Recent accounting pronouncements

     (a) Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", that supersedes APB Opinion 16 and various related pronouncements, was effective for all business combinations initiated after June 30, 2001. In general, SFAS 141 states that all business combinations be accounted for as purchase transactions with the pooling-of-interests method being no longer acceptable. In addition, SFAS 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. The Company will adopt this standard on all future acquisitions.

     (b) Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion 17 and related interpretations and is effective for the Company on January 1, 2002. In general SFAS 142 establishes new rules on accounting for goodwill and other intangible assets acquired in a business combination. In addition, SFAS 142 reaffirms that intangibles acquired in other than a business combination be initially recognized at fair value and that the costs of internally developed intangible assets be charged to expense as incurred. The adoption of this standard is not expected to have a material impact on the Company.

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

3.   Capital Assets (see note 12)

-------------------------------------------------------------------------------------------------------------------
                                                                                   2001                  2000
----------------------------------------------------------------------------------------------     ----------------
                                                            Accumulated          Net Book             Net Book
                                              Cost         Amortization            Value               Value
----------------------------------------------------------------------------------------------     ----------------
      Computer software             $        27,255      $        24,787      $         2,468      $         5,357
      Computer equipment                    212,732               81,277              131,455              184,552
      Vehicles and machinery                699,868              376,438              323,430            1,062,977
      Furniture and fixtures                 98,595               30,702               67,893               88,113
      Leasehold improvements                 82,840               29,962               52,878               70,238
----------------------------------------------------------------------------------------------     ----------------
                                    $     1,121,290      $       543,166      $       578,124      $     1,411,237
==============================================================================================     ================

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

4.   Bank Indebtedness
-------------------------------------------------------------------------------

     Bank indebtedness is due on demand and is secured by a personal guarantee from one of the Company's shareholders. The indebtedness bears interest at prime plus 1% over the bank's base rate of interest, payable monthly. The month end prime rate as at December 31, 2001 was approximately 4.0% (2000
     - 7.5%).

5.   Related Party Balances
--------------------------------------------------------------------------------
                                                            2001         2000
--------------------------------------------------------------------   ---------
     Loan to significantly influenced company           $        -     $ 63,461
     Amounts due from officers and directors                45,044      160,968
--------------------------------------------------------------------   ---------
                                                        $   45,044     $224,429
--------------------------------------------------------------------   ---------

     The amounts due from a significantly influenced company are non-interest bearing, due on demand and have no fixed repayment terms.

     The amounts due to and from officers and directors are non-interest bearing, due on demand and have no fixed repayment terms. During the year, the Company imputed interest of nil (2000 -$10,679) to officers and directors on advances made to the Company.

     On June 9, 2000, the Board of Directors adopted a resolution to convert a loan of $428,968 previously made by an officer and director of the Company into 100,000 common shares of the Company (note 9).

6.   Loan Payable
--------------------------------------------------------------------------------
                                                                2001       2000
---------------------------------------------------------------------  ---------
     Loan payable bearing interest at 8% per annum
     compounded monthly. The line may be drawn on in
     increments of between $10,000 and $50,000 to a
     maximum of $500,000. Any and all outstanding
     amounts shall be repaid in full on the earlier
     of (i) such date as the Company has adequate
     reserves as determined by the Audit Committee; or
     (ii) July 27, 2003. The Company shall also issue
     warrants to the lender under the loan agreement
     in amount corresponding to the fair market value
     of the Company's common stock as of the date of
     each draw down under the loan agreement. Each of
     such warrants shall be exercisable at fair market
     value for 1.15 shares of restricted Company common
     stock.                                                $ 171,611    $     -
=====================================================================  =========

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

7.   Long-Term Debt
--------------------------------------------------------------------------------

                                                                            2001       2000
--------------------------------------------------------------------------------   --------
     Term loan bearing interest at 8.9% per annum, with monthly principal and interest payments of $330, maturing in
     December 2004, secured by the vehicle.                             $  9,934     13,220

     Term loan bearing interest at 1.9% per annum, with monthly principal and interest payments of $547, maturing in March
     2002, secured by the vehicle.                                        14,966     18,378

     Loan payable, bearing interest of 45,000 common shares of
     the Company, balance due at maturity of February 18, 2002.
     Loan provides for a 60-day extension upon payment of a fee of $10,000 Canadian. Penalty provisions require a payment
     of 500,000 shares if the loan is not repaid by the end of
     the first 60-day period and an additional 250,000 shares if the loan is not repaid by the end of the second 60-day
     period (note 17f).                                                  125,565          -
--------------------------------------------------------------------------------   --------

                                                                         150,465     31,598
     Less: Current portion                                               136,527      8,003
--------------------------------------------------------------------------------   --------

                                                                        $ 13,938   $ 23,595
================================================================================   ========

     The month end prime rate as at December 31, 2001 was approximately 4.0% (2000 - 7.5%).

     Principal repayments on long-term debt are as follows:

         2002                                                           $136,527
         2003                                                              9,088
         2004                                                              4,850
--------------------------------------------------------------------------------
                                                                        $150,465
================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.   Obligation Under Capital Lease
--------------------------------------------------------------------------------

                                                                           2001        2000
--------------------------------------------------------------------------------   --------
     Office furniture and computer equipment lease contract,
     bearing interest at 11.33% per annum, required blended
     monthly payments of $1,315 to November 2001, secured by
     the office furniture and computer equipment;                       $      -   $ 13,646

     Less:  Current portion                                                    -     13,646
--------------------------------------------------------------------------------   --------
                                                                        $      -   $      -
================================================================================   ========

9.   Share Capital
--------------------------------------------------------------------------------

     Stock options

     On June 9, 2000, the Board of Directors adopted the Company's 2000 Equity Incentive Plan ("the Plan"). The Plan provides for the potential grant of options and other securities to employees, directors and consultants of the Company and its subsidiaries. The purpose of the Plan is to provide an incentive to such persons with respect to Company activities. The terms of the awards under the Plan are determined by a Board appointed committee. The Plan was approved and ratified by the shareholders within twelve months of the adoption date. Under the terms of the Plan as approved by the shareholders, 1,500,000 shares of common stock may be issued, with replenishment available under the Plan each year at the discretion of the Board (or the committee of the Board) up to an amount equal to 10% of the Company's outstanding stock. As of December 31, 2001, 1,887,751 (2000 - nil) options were granted and outstanding under the Plan. Such options have been granted at exercise prices ranging from $0.01 per share to $5.00 per share and as of December 31, 2001, options to purchase 526,084 (2000 - nil) share of common stock of the Company were vested.

     As of December 31, 2001, an aggregate of 1,217,250 (2000 - 1,661,000)
     non-Plan stock options were outstanding that had been granted to employees, directors and consultants of the Company and its subsidiaries. Such options had been granted at exercise prices ranging from $0.01 per share to $5.00 per share and as of December 31, 2001, options to purchase 1,180,000 (2000
     - 600,000) shares of common stock of the Company were vested.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

9.   Share Capital - continued
--------------------------------------------------------------------------------

     The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $2,425,519 for the year (2000 - $2,387,958). In accordance with FAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

     Option assumptions                                           2001     2000
----------------------------------------------------------------------   ------
     Dividend yield                                                  -        -

     Expected volatility                                            75%      75%

     Risk free interest rate                                      5.53%     5.2%

     Expected option term                                          5.0      5.0
----------------------------------------------------------------------   ------

     Fair market value per share of options granted             $ 3.34   $ 4.99
----------------------------------------------------------------------   ------

     Compensation expense recorded under FAS No. 123 would have been approximately $4,844,009 in 2001 (2000 - $3,198,786), increasing the loss per share by $0.06 in 2001 (2000 - $0.02).

     As at December 31, 2001, details of options outstanding were as follows:

----------------------------------------------------------------------------------------------------
                                                      Outstanding                        Exercisable
----------------------------------------------------------------------------------------------------
                                                 weighted average                   weighted average
                                       number      exercise price        number       exercise price
     December 31, 1999                700,000      $         0.01       500,000       $         0.01
        Granted                     1,016,500      $         1.80       680,000       $         0.60
        Expired                       (55,500)     $         4.51             -       $            -
----------------------------------------------------------------------------------------------------
     December 31, 2000              1,661,000      $         0.95     1,180,000       $         0.35
        Granted                     2,253,762      $         2.72       526,084       $         5.00
        Exercised                    (263,547)     $         0.44             -       $            -
        Expired                      (546,214)     $         3.08             -       $            -
----------------------------------------------------------------------------------------------------

     December 31, 2001              3,105,001      $         1.90     1,706,084       $         2.31
====================================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

9.   Share Capital - continued
--------------------------------------------------------------------------------

     As at December 31, 2001, stock options expire as follows:

--------------------------------------------------------------------------------
                                                          weighted
                                        number             average        number
                                   outstanding      exercise price   exercisable
--------------------------------------------------------------------------------
     2004                              400,000      $         0.01       400,000
     2005                              817,250      $         0.50       780,000
     2006                              626,084      $         4.72       526,084
     2007                              636,667      $         3.75             -
     2008                              325,000      $         0.01             -
     2009                              300,000      $         0.01             -
--------------------------------------------------------------------------------
                                     3,105,001      $         1.90     1,706,084
================================================================================
     As at December 31, 2001, details of share purchase warrants outstanding were as follows:

--------------------------------------------------------------------------------
                                                          weighted
                                        number             average        expiry
                                   outstanding      exercise price          date
--------------------------------------------------------------------------------
                                       821,500      $         4.39          2002
                                       377,257      $         3.64          2003
                                       102,348      $         1.77          2004
                                       375,000      $         3.00          2006
--------------------------------------------------------------------------------
                                     1,676,105      $         4.27
================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

9.   Share Capital - continued
--------------------------------------------------------------------------------

Continuity of stockholders' equity
--------------------------------------------------------------------------------

                                                                                    accumulated
                                                      additional      comprehen-     other comp-
                                    common     par       paid in     sive income       rehensive
                                    shares   value       capital          (loss)   income (loss)        deficit       total
------------------------------------------------------------------------------------------------------------------------------
December 31, 1999               35,204,000    $352   $    67,467    $         -    $    (17,091)   $   (466,263)   $  (415,535)
------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                    -       -             -     (4,195,453)              -      (4,195,453)    (4,195,453)
Exchange differences                     -       -             -         58,047)        (58,047)              -        (58,047)
                                                                    -----------
Total comprehensive (loss)                                           (4,253,500)
                                                                    -----------
Conversion of debentures           833,000       8       668,665                              -               -        668,673
Conversion of share-
 holder advances                   100,000       1       428,967                              -               -        428,968
Private placements                 621,500       6     2,766,306                              -               -      2,766,312
Stock option  compensation               -       -     2,387,958                              -               -      2,387,958
Imputed interest                         -       -        10,679                              -               -         10,679
------------------------------------------------------------------------------------------------------------------------------
December 31, 2000               36,758,500    $367   $ 6,330,042                   $    (75,138)   $ (4,661,716)   $ 1,593,555
------------------------------------------------------------------------------------------------------------------------------

Net loss for the year                    -       -             -     (9,302,440)              -      (9,302,440)    (9,302,440)
Exchange differences                     -       -             -        216,461         216,461               -        216,461
                                                                    -----------
Total comprehensive loss)                                            (9,085,979)
                                                                    -----------
Private placements                 343,452       3       915,252                              -               -        915,255
Conversion of liability            671,992       7       624,650                              -               -        624,657
Exercise of options                263,547       3       263,698                              -               -        263,701
Financing commitment
 fee (note 17a)                    375,000       4     1,162,496                              -               -      1,162,500
Deposit on net asset
 acquisition (note 17b)            500,000       5     1,774,995                              -               -      1,775,000
Stock option compensation                -       -     2,425,519                              -               -      2,425,519
Issuance of warrants                     -       -       785,428                              -               -        785,428
------------------------------------------------------------------------------------------------------------------------------
December 31, 2001               38,912,491    $389   $14,282,080                   $    141,323    $(13,964,156)   $   459,636
------------------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

10.  Income Taxes

     The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (provision) included in the accompanying Consolidated Statements of Operations for the year ended December 31:

-----------------------------------------------------------------------------------------------
                                                                           2001            2000
-----------------------------------------------------------------------------------------------
     Income tax recovery at Canadian statutory rates (2001 -
     40.8%, 2000 - 42.3%)                                           $(3,795,396)   $ (1,723,459)

     Difference between Canadian rate and rates applicable to
     the parent company and subsidiaries in the United States            61,948          87,496

     Expenses deducted in the accounts that had no
     corresponding deduction for tax purposes currently,
     primarily share of loss of significantly influenced
     investment, loss on disposal of capital assets, and stock
     option compensation                                              1,248,959       1,049,330

     Temporary difference between the deduction available for
     the amortization of capital assets and finance fees for
     accounting purposes and tax purposes                               289,961          55,043

     Other non-deductible items for tax purposes                          4,705           9,728
-------------------------------------------------------------------------------    ------------
                                                                     (2,189,823)        521,862)
     Change in valuation allowance                                    2,189,823         642,943
-------------------------------------------------------------------------------    ------------
     Income tax provision (benefit)                                 $         -    $    121,081
===============================================================================    ============

     The following table shows the significant components included in future income taxes as at December 31:

     Assets:
     Tax benefit of loss carryforwards                              $ 2,680,553    $    507,408
     Capital assets                                                      49,772               -
-------------------------------------------------------------------------------    ------------
                                                                      2,730,325         507,408
     Valuation allowance                                             (2,694,752)       (296,251)
-------------------------------------------------------------------------------    ------------

                                                                         35,573         211,157
-------------------------------------------------------------------------------    ------------
     Liabilities:
     Deferred charges                                                    35,573               -
     Capital assets                                                           -         211,157
-------------------------------------------------------------------------------    ------------
                                                                         35,573         211,157
-------------------------------------------------------------------------------    ------------

     Net deferred income tax assets                                 $         -    $          -
===============================================================================    ============

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S.dollars)
================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

10.   Income Taxes - continued
--------------------------------------------------------------------------------

      The potential income tax benefits resulting from the application of income tax losses have not been recognized in these financial statements. The following losses include 100% of the respective losses of the subsidiary companies and will expire as follows:

         2004                                                       $     7,490
         2005                                                           235,946
         2006                                                            64,377
         2007                                                           390,263
         2008                                                         3,314,251
         2020                                                           247,175
         2021                                                           240,107
 ------------------------------------------------------------------------------
                                                                    $ 4,499,609
===============================================================================

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

      The Company performs ongoing credit evaluations of its customers' financial condition to determine the need for an allowance for doubtful accounts. The Company has not experienced significant credit losses to date. Accounts receivable was comprised of 4 customers at December 31, 2001 and 27 customers at December 31, 2000.

      The Company's three largest customers represented 45.44%, 15.82% and 11.48% of the Company's total revenue for the year ended December 31, 2001 and 37.51%, 27.65%, and 10.36% of the Company's revenue for the year ended December 31, 2000.

12.   Commitments and Contingencies
--------------------------------------------------------------------------------

      Lease commitments

      At December 31, 2001, the Company's total future obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

         2002                                                       $   348,769
         2003                                                           192,085
         2004                                                           117,823
         2005                                                            45,415
-------------------------------------------------------------------------------
         Total                                                      $   704,092
===============================================================================

      The Company was in arrears with respect to several of their operating lease commitments at year end. Arrears payments plus accrued interest are included in current liabilities as at December 31,

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------
      2001.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

12.   Commitments and Contingencies - continued
--------------------------------------------------------------------------------

      Employment contracts

      The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 31, 2001, the minimum annual commitment under these agreements was approximately $386,113 (2000 - $632,052).

      Legal proceedings

      At December 31, 2001, the Company and its wholly owned subsidiaries are involved in various suits, claims, proceedings, and investigations which arise from time to time in the normal course of business.

      Certain of the proceedings relate to wrongful dismissal actions brought against the Company by former employees, claims of misappropriation of confidential information by competitors, and claims of breach of contract by service providers. The Company is unable to ascertain the ultimate aggregate amount of monetary liability or operational impact of these identified legal proceedings which seek damages of material or indeterminate amounts due to the current status of the claims. The Company therefore cannot determine whether these actions will, individually or in aggregate, have a material adverse effect on the business, results of operations, and financial condition of the Company. No amount has been accrued in the accounts in respect of these matters. The defendants in these legal proceedings include the Company and certain named directors and officers of the Company who intend to vigorously defend these claims.

      Other proceedings related to default judgments, orders to pay, statements of claim, and small claims court actions served against the Company by secured and unsecured suppliers and other service providers for unpaid accounts. The full amount of all identified claims plus an estimate of interest and costs that may be awarded has been accrued in the accounts in respect of these matters as at December 31, 2001. The Company is working with the creditors to establish suitable payment arrangements. Subsequent to year end, several of the secured creditors exercised their rights to repossess equipment and vehicles provided to the Company.

13.   Supplemental Cash Flow Information
--------------------------------------------------------------------------------

      During the year, the Company had cash flows arising from interest and income taxes paid as follows:
--------------------------------------------------------------------------------
                                                            2001           2000
----------------------------------------------------------------      ----------

      Interest paid (note 5)                           $ 114,403      $  48,712
      Income taxes paid                                $       -      $  26,642
================================================================      =========

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

13.   Supplemental Cash Flow Information - continued
--------------------------------------------------------------------------------

      During the year, the Company had non-cash investing and financing activities as follows:

----------------------------------------------------------------------------------------------------
                                                                                 2001           2000
-------------------------------------------------------------------------------------     ----------

      Financing commitment fee settled with 375,000 Common shares         $ 1,162,500      $       -
      Employee obligations settled with 671,992 Common shares             $   624,657      $       -
      Conversion of shareholder advances for 100,000 Common shares        $         -      $ 428,967
      Conversion of debentures for 833,000 Common shares                  $         -      $ 668,665
=====================================================================================      =========

14.   Information on Operating Segments
--------------------------------------------------------------------------------

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

      The S&M segment is responsible for all direct sales that involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right of way owners. The segment also acts as broker for sales of rights of ways.

      The NS segment is a support service for the other operating segments.

      The accounting policies of the segments are the same as those described in note 2. The Company evaluates financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the year ended December 31, 2001 and the year ended December 31, 2000.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

14.   Information on Operating Segments - continued
--------------------------------------------------------------------------------

      Operating segments

Information by operating segment as at and for the year ended December 31, 2001:

------------------------------------------------------------------------------------------------------------------
                                       FC&MS            FN&SED              S&M             NS               Total
----------------------------------------------------------------------------------------------        ------------
      Revenue                   $    405,597           372,164          300,918        145,655        $  1,224,334
      Interest expense          $    413,465           349,792          285,874          7,624        $  1,056,755
      Amortization of
         capital assets         $    109,555            23,077           19,247         50,604        $    202,483
      (Loss) before
         income taxes           $ (3,359,540)       (1,484,291)      (1,175,405)      (843,275)       $ (6,862,511)
      Total assets              $    453,081            60,101           30,554        228,351        $    772,087
      Capital assets            $    266,186            24,551           29,886        227,028        $    547,651
      Capital asset additions   $     48,664                 -                -              -        $     48,664
------------------------------------------------------------------------------------------------------------------

Reconciliations to combined results as at and for the year ended December 31, 2001:

------------------------------------------------------------------------------------------------------------------
                                                              Segmented             Corporate                Total
---------------------------------------------------------------------------------------------         ------------
      Revenue                                               $  1,224,334                    -         $  1,224,334
      Loss before income taxes                              $ (6,862,511)          (2,439,929)        $ (9,302,440)
      Total assets                                          $    772,087            1,178,816         $  1,950,903
      Capital assets                                        $    547,651               30,473         $    578,124
      Capital asset additions                               $     48,664               18,409         $     67,073
---------------------------------------------------------------------------------------------         ------------

Information by operating segment as at and for the year ended December 31, 2000:

------------------------------------------------------------------------------------------------------------------
                                       FC&MS            FN&SED              S&M             NS               Total
----------------------------------------------------------------------------------------------       -------------
      Revenue                  $   3,685,555           393,573        1,183,140        391,441       $   5,653,709
      Interest expense         $      10,434            12,475           14,837            858       $      38,604
      Amortization of
         capital assets        $     122,079            29,020           14,309         99,325       $     264,733
      (Loss) before
         income taxes          $    (622,292)         (151,547)        (346,913)      (135,353)      $  (1,256,105)
      Total assets             $   1,550,729           310,407          285,388      1,171,287       $   3,317,811
      Capital assets           $     488,308           126,276           59,523        707,722       $   1,381,829
      Capital asset additions  $     350,279            15,881           42,702        792,123       $   1,200,985
------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

14. Information on Operating Segments - continued
--------------------------------------------------------------------------------

    Reconciliations to combined results as at and for the year ended December 31, 2000:

-----------------------------------------------------------------------------------
                                         Segmented      Corporate             Total
-----------------------------------------------------------------      ------------
    Revenue                           $  5,653,709             -       $  5,653,709
    Loss before income taxes          $ (1,256,105)    (2,818,267)     $ (4,074,372)
    Total assets                      $  3,317,811        137,395      $  3,455,206
    Capital assets                    $  1,381,829         29,408      $  1,411,237
    Capital asset additions           $  1,200,985         38,144      $  1,239,129
-----------------------------------------------------------------      ------------

    Geographic information

    Information by geographic region as at and for the year ended December 31, 2001:

-----------------------------------------------------------------------------------
                                            Canada  United States             Total
-----------------------------------------------------------------      ------------
    Revenue                           $  1,177,878         46,456      $  1,224,334
    Interest expense                  $  1,056,610            145      $  1,056,755
    Amortization of capital assets    $    210,295          7,846      $    218,141
    Loss before income taxes          $ (6,573,121)    (2,729,319)     $ (9,302,440)
    Total assets                      $    865,345      1,085,558      $  1,950,903
    Capital assets                    $    553,966         24,158      $    578,124
    Capital asset additions           $     67,073              -      $     67,073
-----------------------------------------------------------------      ------------

    Information by geographic region as at and for the year ended December 31, 2000:

-----------------------------------------------------------------------------------
                                            Canada  United States             Total
-----------------------------------------------------------------      ------------
    Revenue                           $  5,585,132         68,577      $  5,653,709
    Interest expense                  $     40,905         11,992      $     52,897
    Amortization of capital assets    $    260,222          4,511      $    264,733
    Loss before income taxes          $ (1,233,783)    (2,840,589)     $ (4,074,372)
    Total assets                      $  3,292,735        162,471      $  3,455,206
    Capital assets                    $  1,379,233         32,004      $  1,411,237
    Capital asset additions           $  1,205,467         33,662      $  1,239,129
-----------------------------------------------------------------------------------

    Revenues are attributed to countries based on location of customers.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

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

                                                                 2000              2000
----------------------------------------------------------------------     -------------
    Basic EPS Computation:

      Net loss for the years                             $ (9,302,440)     $ (4,195,453)
      Weighted average outstanding shares                  37,596,066        36,006,392
      Basic EPS                                          $      (0.25)     $      (0.12)
----------------------------------------------------------------------     -------------

16. Acquisition
--------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------
                                                                 2001              2000
----------------------------------------------------------------------     -------------
    Revenue                                              $  1,224,334      $  5,670,484
----------------------------------------------------------------------     -------------
    Net loss                                             $ (9,302,440)     $ (3,750,262)
----------------------------------------------------------------------     -------------
    Loss per share                                       $      (0.25)     $      (0.10)
======================================================================     =============

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

17. Subsequent Events
--------------------------------------------------------------------------------
    Subsequent to the year end, the following transactions occurred:

     (a) On August 1, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to purchase directly from the Company on each trading day during the term of the agreement, $15,000 of common stock up to an aggregate of $12.0 million. The $12.0 million of common stock is to be purchased over a 40-month period, subject to a six-month extension or earlier termination at the Company's discretion. The purchase price of shares of common stock will be equal to a price based upon future market price of the common stock without any fixed discount to the market price. The Company has the right to set a minimum purchase price at any time. Fusion may not purchase shares under the agreement if Fusion or its affiliates would beneficially own more than 4.9% of the aggregate outstanding common stock immediately after the purchase. The Company has the right to increase this limitation to 9.9%. Under the terms of the agreement Fusion received 375,000 shares of common stock and warrants to purchase 375,000 shares of common stock at an exercise price of $4.00 per share, as a commitment fee. The combined fair value of the 375,000 shares and the 375,000 warrants to purchase 375,000 shares of $1,162,500 will be charged to operations over the 40-month period.

          The Company intends to utilize the Fusion facility upon registration of the shares with the Securities and Exchange Commission that is expected to be finalized subsequent to year-end.

     (b) On March 13, 2001, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") for the purchase of 219,729 shares of common stock for $550,000 with an investor. The Purchase Agreement contains gross-up provisions so that in the event the Company's common stock trades at a lower price than the original purchase price, additional shares of common stock will be issued to the investor. All such shares are entitled to registration rights. The Purchase Agreement also provided redemption rights to the Company to redeem such shares. In order for the Company to maintain its rights to continue the redemption provisions under the Purchase Agreement, the Company is obligated to pay a monthly fee to the investor. The Company and the investor agreed to continue the Company's redemption rights on the shares beyond the originally contemplated period of two months, however, the Company was unable to make requisite payments after August 2001. The investor agreed to continue the Company's redemption rights. In April 2002, the Company and the investor amended the Purchase Agreement so that in consideration of the investor not exercising its gross up or registration rights, the Company would make all payments in respect of the past-due fees, of approximately $95,000, to maintain the Company's rights to redeem the shares and in addition pay the investor a fee equal to 13.25% on the original purchase price of the shares for a period of up to 6 months. Upon such payments and payment of the original purchase price for the shares, the Company may exercise its redemption rights at any time at its sole discretion.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

17. Subsequent Events - continued
--------------------------------------------------------------------------------

     (c) On December 14, 2001, the Company announced that it has executed a new Term Sheet for the acquisition of substantially all of the operating assets of Digital Global Internet Inc. ("DGI"), a Baltimore, Maryland based company. The acquisition was originally expected to be completed within 75 days however it has not yet closed. The Company had previously announced on June 12, 2001 the signing of a Term Sheet with DGI for acquisition of substantially all of the outstanding stock of DGI, however, the Company and DGI were not able to come to mutually acceptable definitive terms on the basis of that June 2001 Term Sheet. The Company believes that the contemplated revised structure for the acquisition of DGI will facilitate the closing of the transaction, however there can be no assurance in this regard.

     (d) On February 15, 2002, the Company established an $800,000 CDN loan with a third party to be used as the cash security for the Laurentian credit facility. The loan requires monthly interest only payments of $8,834 CDN and matures August 15, 2002. In addition, the Company has committed to paying all expenses associated with establishing the loan and providing the lender with 5,500 common shares of the Company for each day the loan is outstanding to a maximum of 1,000,000 shares. Such shares will be issued without registration rights. The loan also provides for a 10% monthly payment penalty in the event of default at maturity and a payment of 3 months interest for early termination of loan.

     (e) On February 22, 2002, the Company established a credit facility with the Laurentian Bank of Canada. The credit facility provides for an operating line to a maximum of $2.5 million CDN that must be fully secured by cash deposits, a $1 million CDN contract forward facility, and credit cards with a spending limit of $50,000 CDN. In addition to the cash deposits, the Company has provided the following additional security for the credit facilities: (i) a general security agreement over accounts receivable, inventory, intangible assets, and capital assets; (ii) a general postponement of all claims; (iii) an assignment of All Risk Business Insurance; and (iv) corporate cross guarantees from all subsidiaries. The operating line bears interest at the bank's prime lending rate plus 0.5% if the facility is fully utilized and supported by cash deposits and at prime plus 1.5% if the cash deposits are maintained at less than $2.5 million CDN.

     (f) On February 28, 2002, the Company made a principal repayment in the amount of $120,000 CDN on the $200,000 loan payable that was due on February 18, 2002 (note 7). In addition the $10,000 CDN late payment fee was paid. Due to the fact that the Company triggered the penalty clauses of the Loan Agreement, the 750,000 common shares will be issued without registration rights to the lender subsequent to year-end.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

17. Subsequent Events - continued
--------------------------------------------------------------------------------

     (g) On April 11, 2002, the Board of Directors approved the Company's proposed Refinancing Plan to raise additional capital through private financing. The key component of the Refinancing Plan is to temporarily reduce the number of publicly tradable Company shares by requesting the Company's stockholders submit their shares of common stock to a voluntary lockup for a period of one year. The Company will seek to obtain a minimum of 29 million shares for inclusion in the lockup representing approximately 80% of all outstanding Company shares. Any decision whether to enter into financing arrangements during the effective period of the lockup agreement will be at the sole discretion of the Board of Directors. Stockholders electing to participate in the lockup will have up to 10 days from April 11, 2002 to tender their shares to the Company's escrow agent, Equity Transfer Services Inc. of Toronto, Ontario. The lockup agreement will only be effective is more than 29 million shares are submitted to the Escrow Agent. During the effective period of the lockup, stockholders participating in the lockup may not engage in any of the following:

          a. offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any derivative securities,

          b. enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the common stock or any derivative securities, or

          c. make any open market transactions relating to shares of common stock or any derivative securities and will not make any demand for or exercise any right with respect to, the registration of any shares of common stock or any derivative securities.

          The Agreement shall not be binding nor take effect unless and until the Company has obtained executed consent in the form of this Agreement with the owners of record, or beneficial owners, of an aggregate minimum of 29,000,000 shares of Common Stock and the securities of the Derivative Securities granted to and held by affiliates, officers and directors of the Company.

     (h) On April 8, 2002, the Company and Wisper Inc. announced a signed a Letter of Intent for the Company to acquire the broadband assets of Wisper Networks Inc. Under the contemplated agreement, some of Wisper's key staff would become available to the Company as employees or consultants. Under the contemplated terms, Wisper Inc. would receive up to $430,000 CDN in cash and Company shares, subject to shareholder and regulatory approval. The transaction is subject to mutually agreeable definitive terms, as well as regulatory and exchange approvals which have not yet been obtained. There can be no certainty that the acquisition will be completed.

Universe2U Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

18. Selected Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

    The following table contains Statement of Operations information for each quarter of 2000 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                    First            Second             Third           Fourth
                                  Quarter           Quarter           Quarter          Quarter
------------------------------------------------------------------------------    -------------
    2001
    Total revenues           $    638,816      $    297,224      $    212,106     $     76,188
    Net loss                 $ (2,529,229)     $ (2,182,076)     $ (1,709,416)    $ (2,881,719)
    2000
    Total revenues           $  1,510,519      $  1,090,840      $  1,605,697     $  1,446,653
    Net loss                 $    (10,419)     $   (743,880)     $ (1,172,535)    $ (2,268,619)
=============================================================================     ============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNIVERSE2U INC.

                                        By: /s/ Kim Allen
                                            ------------------------------------
                                                 Kim Allen
                                                 Chief Executive Officer and
                                                 Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated on April 12, 2002, have signed this report below.

             Signature                  Title                               Date
             ---------                  -----                               ----
 /s/ Angelo Boujos                      Chairman                       April 12, 2002
------------------------------------
Angelo Boujos

   /s/ Kim Allen                        Director, Chief Executive
------------------------------------    Officer and Principal
Kim Allen                               Financial Officer              April 12, 2002

/s/ Jeff Rosenthal
------------------------------------    Director, President            April 12, 2002
Jeff Rosenthal


   /s/ Paul Pathak                      Director                       April 12, 2002
------------------------------------
Paul Pathak

                                        Director                       April ____, 2002
------------------------------------
Anthony Palumbo

                                        Director                       April ____, 2002
------------------------------------
Barry W. Herman

                                        Director                       April ____, 2002
------------------------------------
Fredrick Kasravi