Form 10QSB
period 2002-03-31
UNIVERSE2U INC
filed 2002-05-20
CIK 1094089

================================================================================

                                   ----------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                                   ----------

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's common equity as of March 31, 2002: 37,274,984 shares of Common Stock, $.00001 par value.

================================================================================

INDEX

Part I.   UNIVERSE2U INC. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet - March 31, 2002.

          Condensed Consolidated Statements of Deficit for the three fiscal months ended March 31, 2002 and March 31, 2001.

          Condensed Consolidated Statement of Operations for the three fiscal months ended March 31, 2002 and March 31, 2001.

          Condensed Consolidated Statements of Cash Flows for the three fiscal months ended March 31, 2002 and March 31, 2001

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

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.   FINANCIAL INFORMATION.

Unaudited Consolidated Financial Statements

Quarter ended March 31, 2002.

The consolidated financial statements for the three months ended September 30, 2001 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2002, are not necessarily indicative of results of operations that will be realized for the year ending December 31, 2002.

                                 Universe2U Inc.

               Unaudited Interim Consolidated Financial Statements

                                 March 31, 2002

                           (expressed in U.S. dollars)

    [LETTERHEAD OF MOORE STEPHENS COOPER MOLYNEUX LLP CHARTERED ACCOUNTANTS]

                            Review Engagement Report

To the Shareholders of
Universe2U Inc.

We have reviewed the interim consolidated balance sheet of Universe2U Inc. as at March 31, 2002, and the interim consolidated statements of deficit, operations and cash flows for the three month period then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States.

The Company has incurred losses to date, has a deficit, to March 31, 2002 of $(15,796,752), has a working capital deficiency of $3,607,070 and used $466,132 of cash for operating activities during the period. In addition, the Company has been unable to meet its payroll obligations, trade obligations, and long-term debt commitments as they become due. These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as a result of the Company's inability to locate sufficient financing (see notes 1 and 9).


                                    Signed: "Moore Stephens Cooper Molyneux LLP"


                                             Chartered Accountants

Toronto, Ontario
May 15, 2002

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Balance Sheet
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

Assets
    Current assets
    Cash and cash equivalents (note 4)                                         $    627,274
    Accounts receivable (net of allowance for doubtful accounts of $250,037)         29,387
    Due from officers and directors (note 3)                                         72,479
    Prepaid expenses and deposits                                                    79,051
                                                                               ------------
                                                                                    808,191
    Deferred charges (note 11a)                                                     930,000
    Capital assets (at cost less accumulated amortization of $544,370)              532,782
                                                                               ------------
                                                                               $  2,270,973
                                                                               ============
Liabilities
    Current liabilities
    Bank indebtedness (note 4)                                                 $    634,266
    Accounts payable and accrued liabilities                                      3,166,896
    Income taxes payable                                                             49,654
    Current portion of loans payable (note 5)                                       551,770
    Current portion of long-term debt (note 6)                                       12,675
                                                                               ------------
                                                                                  4,415,261
    Loan payable (note 5)                                                           217,497
    Long-term debt (note 6)                                                          12,203
                                                                               ------------
                                                                                  4,644,961
                                                                               ------------
Commitments and contingencies (note 10)                                                  --
                                                                               ------------
Shareholders' equity
    Share capital (note 7)
    Authorized:  100,000,000 Common shares, $0.00001 par value
    Issued and outstanding:  39,832,473 Common shares                                   400
    Additional paid in capital (net of share issuance costs of $341,237)         15,020,851
    Accumulated other comprehensive income                                          176,513
    Deposit on net asset acquisition (note 11c)                                  (1,775,000)
    Deficit                                                                     (15,796,752)
                                                                               ------------
                                                                                 (2,373,588)
                                                                               ------------
                                                                               $  2,270,973
                                                                               ============

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Statement of Deficit
for the three month periods ended March 31, 2002 and March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                     2002           2001
                                ------------    -----------
Deficit, beginning of periods   $(13,964,156)   $(4,661,716)
    Net loss for the periods      (1,832,596)    (2,529,229)
                                ------------    -----------
Deficit, end of periods         $(15,796,752)   $(7,190,945)
                                ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Statement of Operations
for the three month periods ended March 31, 2002 and March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                           2002            2001
                                                       ------------    ------------
Revenue                                                $     37,226    $    638,816
Cost of sales                                               259,915         768,409
                                                       ------------    ------------
Gross profit                                               (222,689)       (129,593)
                                                       ------------    ------------
Expenses
    Selling, general and administration                     764,700       1,397,341
    Stock based compensation (note 7)                       411,922         892,960
    Interest and financing costs                            412,386          38,485
    Depreciation and amortization                            20,829          56,690
                                                       ------------    ------------
                                                          1,609,907       2,385,476
                                                       ------------    ------------
Loss from operations                                     (1,832,596)     (2,515,069)
Share of loss of significantly influenced investment             --         (14,160)
                                                       ------------    ------------
Loss before provision for income taxes                   (1,832,596)     (2,529,229)
    Provision for income taxes                                   --              --
                                                       ------------    ------------
Net loss for the periods                               $ (1,832,596)   $ (2,529,229)
                                                       ============    ============
Net loss per share - basic (note 9)                    $      (0.05)   $      (0.07)
                                                       ============    ============
Weighted average shares outstanding                      38,785,289      36,802,445
                                                       ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Unaudited Interim Consolidated Statement of Cash Flows
for the three month periods ended March 31, 2002 and March 31, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                                              2002           2001
                                                                          -----------    -----------
Cash flow from operating activities
    Net loss for the periods                                              $(1,832,596)   $(2,529,229)
    Items not affecting cash
        Amortization of capital assets                                         30,565         71,393
        Amortization of deferred charges                                       87,188             --
        Stock option compensation (note 7)                                    411,922        892,960
        Issuance of warrants                                                    3,274             --
        Equity loss of significantly influenced investment                         --         14,160
        Loss on disposal of capital assets                                     14,286             --
                                                                          -----------    -----------
                                                                           (1,285,361)    (1,550,716)
    Other sources (uses) of cash from operations
        Decrease in accounts receivable                                       109,191        730,945
        Decrease in inventory                                                  33,645         87,011
        (Increase) decrease in prepaid expenses and deposits                   59,244         27,529
        Increase in accounts payable and accrued liabilities                  617,149        237,576
                                                                          -----------    -----------
                                                                             (466,132)      (467,655)
                                                                          -----------    -----------
Cash flow from investing activities
    Purchase of capital assets                                                     --        (22,866)
    Proceeds on disposal of capital assets                                      6,702             --
                                                                          -----------    -----------
                                                                                6,702        (22,866)
                                                                          -----------    -----------
Cash flow from financing activities
    Repayments on long-term debt                                                   --         (7,450)
    Proceeds from issue of share capital                                           --        550,000
    Increase in bank indebtedness                                             613,094        (20,527)
    Increase in related party advances                                        (27,435)       (15,611)
    Proceeds from loans payable                                               547,705             --
    Repayments on loans payable                                               (75,636)            --
                                                                          -----------    -----------
                                                                            1,057,728        506,412
                                                                          -----------    -----------
Effect of exchange rate changes on cash                                        28,976         32,463
                                                                          -----------    -----------
Increase in cash                                                              627,274         48,354
Cash and cash equivalents, beginning of periods                                    --         21,216
                                                                          -----------    -----------
Cash and cash equivalents, end of periods                                 $   627,274    $    69,570
                                                                          ===========    ===========
Supplemental cash flow information
    Cash paid during the periods for:
       Income taxes                                                       $        --    $        --
       Interest                                                           $    53,370    $        --
    Non-cash investing and financing activities during the periods for:
       Trade obligations settled with 55,277 Common shares                $    21,841    $        --
       Financing fees settled with 783,453 Common shares                  $   244,700    $        --
                                                                          ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

1.    Basis of Presentation and Consolidation

      Going concern basis of presentation

      These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. This assumes that Universe2U Inc. (the "Company") will be able to realize its assets and discharge its liabilities in the normal course of business. Should the Company be unable to continue as a going concern as a result of the inability to locate sufficient financing, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

      As at March 31, 2002, the Company has incurred significant losses and has a deficit to date of $(15,796,752), has a working capital deficiency of $3,607,070 and used $466,132 of cash for operating activities during the period. In addition, the Company has been unable to meet its payroll obligations, trade obligations, and long-term debt commitments as they become due as a result of their cash flow deficiency.

      Basis of presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB filed on April 15, 2002 for the year ended December 31, 2001.

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

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

3.    Transactions with Related Parties

      As of March 31, 2002, the following balances were due from related parties:

         Officers and directors                             $  72,479

      The amounts due to and from officers and directors are non-interest bearing, due on demand and have no fixed repayment terms.

4.    Bank Indebtedness

      The Company's credit facility provides for an operating line to a maximum of $2.5 million CDN that must be fully secured by cash deposits, a $1 million CDN contract forward facility, and credit cards with a spending limit of $50,000. As at March 31, 2002, $990,000 CDN of the operating line was being utilized of the $1,000,000 CDN available. In addition to the cash deposits, the Company has provided the following additional security for the credit facilities: (i) a general security agreement over accounts receivable, inventory, intangible assets, and capital assets; (ii) a general postponement of all claims; (iii) an assignment of All Risk Business Insurance; and (iv) corporate cross guarantees from all subsidiaries. The operating line bears interest at the bank's prime lending rate plus 0.5% if the facility is fully utilized and supported by cash deposits and at prime plus 1.5% if the cash deposits are maintained at less than $2.5 million CDN. The month end prime rate as at March 31, 2002 was approximately 3.75% (2001 - 6.75%).

5.    Loan Payable

                                                              2002        2001
                                                           ---------   ---------
      Loan payable, bearing interest of 45,000 Common
      shares of the Company, balance due at maturity of
      February 18, 2002. Loan provides for a 60-day
      extension upon payment of a fee of $10,000 CDN.
      Penalty provisions require a payment of 500,000
      Common shares if loan is not repaid by the end of
      the first 60-day period and an additional 250,000
      Common shares if the loan is not repaid by the end
      of the second 60-day period.                         $  49,951   $      --

      Loan payable, bearing monthly interest payments of
      $8,834 CDN, balance due at maturity of August 15,
      2002. In addition, the Company must provide the
      lender with 5,500 Common shares of the Company for
      each day the loan is outstanding to a maximum of
      1,000,000 Common shares. The loan also provides
      for a 10% monthly payment penalty in the event of
      default at maturity and a payment of 3 months
      interest for early termination of the loan.            501,819          --
                                                           ---------   ---------
      Subtotal                                               551,770          --
                                                           ---------   ---------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.    Loan Payable - continued

                                                              2002        2001
                                                           ---------   ---------
      Subtotal                                             $ 551,770   $      --

      Loan payable bearing interest at 8% per annum
      compounded monthly. The loan may be drawn down in
      increments of between $10,000 and $50,000 to a
      maximum of $500,000. Any and all outstanding
      amounts shall be repaid in full on the earlier of
      (i) such date as the Company has adequate reserves
      as determined by the Audit Committee; or (ii) July
      27, 2003. The Company shall also issue warrants to
      the lender under the loan agreement in the amount
      corresponding to the fair market value of the
      Company's Common stock as of the date of each draw
      down under the loan agreement. Each of such
      warrants shall be exercisable at fair market value
      for 1.15 shares of restricted Company Common
      stock.                                                 217,497          --
                                                           ---------   ---------
                                                             769,267          --
      Less:  Current portion                                 551,770          --
                                                           ---------   ---------
                                                           $ 217,497   $      --
                                                           =========   =========

6.    Long-Term Debt

                                                              2002        2001
                                                           ---------   ---------

      Term loan bearing interest at 8.9% per annum, with
      monthly principal and interest payments of $317,
      maturing in December 2004, secured by the vehicle;   $   9,925   $  11,904

      Term loan bearing interest at 1.9% per annum, with
      monthly principal and interest payments of $525,
      maturing in March 2002, secured by the vehicle;         14,953      16,316
                                                           ---------   ---------
                                                              24,878      28,220
      Less:  Current portion                                  12,675       7,793
                                                           =========   =========
                                                           $  12,203   $  20,427
                                                           =========   =========

      The month end prime rate as at March 31, 2002 was approximately 3.75% (2001 - 6.75%).

      Principal repayments on long-term debt are as follows:

         2002                                              $  10,952
         2003                                                  9,080
         2004                                                  4,846
                                                           ---------
         Total                                             $  24,878
                                                           =========

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

7.    Share Capital

      Stock options

      On June 9, 2000, the Board of Directors adopted the Company's 2000 Equity Incentive Plan ("the Plan"). The Plan provides for the potential grant of options and other securities to employees, directors and consultants of the Company and its subsidiaries. The purpose of the Plan is to provide an incentive to such persons with respect to Company activities. The terms of the awards under the Plan are determined by a Board appointed committee. The Plan was approved and ratified by the shareholders within twelve months of the adoption date. Under the terms of the Plan as approved by the shareholders, 1,500,000 shares of common stock may be issued, with replenishment available under the Plan each year at the discretion of the Board (or the committee of the Board) up to an amount equal to 10% of the Company's outstanding stock. As of March 31, 2002, 1,829,375 (2001 - nil) options were granted or outstanding under the Plan. Such options have been granted at exercise prices ranging from $0.01 to $5.00 per share and as of March 31, 2002, options to purchase 734,375 (2001 - nil) shares of common stock of the Company were vested.

      As of March 31, 2002, an aggregate of 1,213,750 (2001 - 1,871,000)
      non-Plan stock options were outstanding that had been granted to employees, directors and consultants of the Company and its subsidiaries. Such options had been granted at exercise prices ranging from $0.01 per share to $5.00 per share and as of March 31, 2002, options to purchase 1,207,750 (2001 - 600,000) shares of common stock of the Company were vested.

      The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" for issuances to employees and directors, for services as a director, and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Issuances to consultants are accounted for under the fair value method of SFAS 123. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $411,922 for the period (2001 - $892,960). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

      Option assumptions                         2002      2001
                                                ------    ------
      Dividend yield                                --        --
      Expected volatility                           75%       75%
      Risk free interest rate                      5.7%      5.8%
      Expected option term                         5.0       5.0
      Fair value per share of options granted   $ 3.42    $ 3.41
                                                ------    ------

      Compensation expense recorded under FAS No. 123 would have been approximately $731,228 for 2002 (2001 - $1,139,062), increasing the loss per share by $0.01 in 2002 (2001 - $0.01).

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

7.    Share Capital - continued

      Option assumptions - continued

      As at March 31, 2002, details of options outstanding were as follows:

                                      Outstanding                  Exercisable
                                      -----------                  -----------
                                 weighted average             weighted average
                        number     exercise price     number    exercise price
                        ------     --------------     ------    --------------

December 31, 2000    1,661,000       $     0.95    1,207,750      $     0.34
   Granted           2,253,762       $     2.72      734,375      $     5.00
   Exercised          (263,547)      $     0.44           --      $       --
   Expired            (546,214)      $     3.08           --      $       --
                     ---------       ----------    ---------      ----------
December 31, 2001    3,105,001       $     1.90    1,942,125      $     2.26
   Granted              81,252       $     0.70           --      $       --
   Exercised           (81,252)      $     1.90           --      $       --
   Expired             (61,876)      $     2.23           --      $       --
                     ---------       ----------    ---------      ----------
March 31, 2002       3,043,125       $     2.01    1,942,125      $     2.26
                     ---------       ----------    ---------      ----------


      As at March 31, 2002, stock options expire as follows:

             number    exercise         number
        outstanding       price    exercisable
        -----------    --------    -----------
2004        400,000   $    0.01        400,000
2005        813,750   $    0.50        807,750
2006        609,375   $    4.71        509,375
2007        620,000   $    3.76        225,000
2008        300,000   $    0.01             --
2009        300,000   $    0.01             --
          ---------   ---------      ---------
          3,043,125   $    2.01      1,942,125
          ---------   ---------      ---------

      As at March 31, 2002, details of share purchase warrants outstanding were as follows:

             number   weighted average
        outstanding    exercise price    expiry date
        -----------   ----------------   -----------
            821,500      $    4.39           2002
            377,257      $    3.64           2003
            126,663      $    1.46           2004
              6,792      $    0.64           2005
            375,000      $    4.00           2006
            -------      ---------           ----
          1,707,212      $    3.91
            -------      ---------           ----

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

7.    Share Capital - continued

      Continuity of stockholders' equity

                                                                             accumulated
                                                  additional     comprehen-  other comp-
                               common      par     paid in      sive income   rehensive
                               shares     value     capital        (loss)    income (loss)    deficit         total
                             ----------   -----   ----------    -----------  -------------  ------------    -----------
December 31, 2000            36,758,500    $367   $ 6,330,042                  $ (75,138)   $ (4,661,716)   $ 1,593,555
                             ----------    ----   -----------   -----------    ---------    ------------    -----------
Net loss for the period              --      --            --    (9,302,440)          --      (9,302,440)    (9,302,440)
Exchange differences                 --      --            --       216,461      216,461              --        216,461
                                                                -----------
Total comprehensive
   (loss)                                                        (9,085,979)
                                                                -----------
Private placements              343,452       3       915,252                         --              --        915,255
Conversion of liability         671,992       7       624,650                         --              --        624,657
Exercise of options             263,547       3       263,698                         --              --        263,701
Financing commitment
   fee (note 11a)               375,000       4     1,162,496                         --              --      1,162,500
Deposit on net asset
   acquisition (note 11c)       500,000       5     1,774,995                         --              --      1,775,000
Stock option
   compensation                      --      --     2,425,519                         --              --      2,425,519
Issuance of warrants                 --      --       785,428                         --              --        785,428
                             ----------    ----   -----------   -----------    ---------    ------------    -----------
December 31, 2001            38,912,491    $389   $14,282,080                  $ 141,323    $(13,964,156)   $   459,636
                             ----------    ----   -----------   -----------    ---------    ------------    -----------
Net loss for the period              --      --            --    (1,832,596)          --      (1,832,596)    (1,832,596)
Exchange differences                 --      --            --        35,910       35,190              --         35,190
                                                                -----------
Total comprehensive
   (loss)                                                        (1,796,686)
                                                                -----------
Conversion of liability          55,277      --        21,841                         --              --         21,841
Exercise of options              81,252       1        57,044                         --              --         57,045
Financing fees                  783,453      10       244,690                         --              --        244,700
Stock option
   compensation                      --      --       411,922                         --              --        411,922
Issuance of warrants                 --      --         3,274                         --              --          3,274
                             ------------------------------------------------------------------------------------------
March 31, 2002               39,832,473    $400   $15,020,851                  $ 176,513    $(15,796,752)   $  (598,988)
                             ----------    ----   -----------   -----------    ---------    ------------    -----------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.    Information on Operating Segments

      General description

      The Company's subsidiaries were organized into operating segments based on the nature of products and services provided and into geographical segments based on the location of customers. The Company's operations were classified into four reportable operating segments; Fiber Construction and Maintenance Services ("FC&MS"), Fiber Network and System Engineering and Design ("FN&SED"), Sales and Marketing ("S&M"), and Network Services ("NS") and also into two reportable geographic regions; Canada and the United States. In the current year, the Company is no longer organized into operating segments.

      The FC&MS segment was responsible for building and maintaining the telecom infrastructure including long-haul network builds, regional networks, community networks, and in-building networks. The focus was on physical infrastructure to support telecommunications encompassing fiber, wireless and copper based telecommunications.

      The FN&SED segment was responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights of ways.

      The S&M segment was responsible for all direct sales, which involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right of way owners. The segment also acted as broker for sales of rights of ways.

      The NS segment was a support service for the other operating segments.

      The accounting policies of the segments are the same as those described in the Company's annual financial statements. The Company evaluated financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the three month period ended March 31, 2001.

      Information by operating segment as at and for the three month period ended March 31, 2001:

                                    FC&MS        FN&SE        S&M          NS          Total
                                -----------      ------     -------      ------    -----------
      Revenue                   $   262,619      94,797     209,635      71,765    $   638,816
      Interest expense          $     9,380         860       3,665         948    $    14,853
      Amortization of
         capital assets         $    30,119       6,260       3,951      27,810    $    68,140
      Loss before
         income taxes           $  (939,068)   (126,719)   (216,862)   (277,200)   $(1,559,849)
      Total assets              $ 1,125,001     198,701     270,713     841,373    $ 2,435,788
      Capital assets            $   441,087     114,057      52,793     679,911    $ 1,287,848
      Capital asset additions   $     4,264          --          --          --    $     4,264
                                -----------      ------     -------      ------    -----------

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.    Information on Operating Segments - continued

      Reconciliations to consolidated results as at and for the three month period ended March 31, 2001:

                                  Segmented     Corporate      Total
                                 -----------    ---------   -----------
      Revenue                    $   638,816          --    $   638,816
      Loss before income taxes   $(1,559,849)   (969,380)   $(2,529,229)
      Total assets               $ 2,435,788     157,931    $ 2,593,719
      Capital assets             $ 1,287,848      43,423    $ 1,331,271
      Capital asset additions    $     4,264      18,602    $    22,866
                                 -----------    --------    -----------

      Geographic information

      Information by geographic region as at and for the three month period ended March 31, 2002:

                                             Canada     United States      Total
                                          -----------   -------------   -----------
      Revenue                             $    37,226            --    $    37,226
      Interest expense                    $    43,044        10,326    $    53,370
      Amortization of capital assets      $    28,754         1,811    $    30,565
      Income (loss) before income taxes   $(1,138,655)     (693,941)   $(1,832,596)
      Total assets                        $ 1,261,765     1,009,208    $ 2,270,973
      Capital assets                      $   510,435        22,347    $   532,782
      Capital asset additions             $        --            --    $        --
                                          -----------        ------    -----------

      Information by geographic region as at and for the three month period ended March 31, 2001:

                                          Canada     United States      Total
                                       -----------   -------------   -----------
      Revenue                          $   627,661        11,155    $   638,816
      Interest expense                 $    15,394        11,100    $    26,494
      Amortization of capital assets   $    69,406         1,987    $    71,393
      Loss before income taxes         $(1,496,509)   (1,032,720)   $(2,529,229)
      Total assets                     $ 2,478,534       115,185    $ 2,593,719
      Capital assets                   $ 1,301,255        30,016    $ 1,331,271
      Capital asset additions          $    22,866            --    $    22,866
                                       -----------    ----------    -----------

      Revenues are attributed to countries based on location of customers.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

9.    Earnings per Share

      The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and fully diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS has not been presented as it is anti-dilutive as a result of having incurred losses in each period. Options that may potentially dilute EPS in the future are listed in note 7.
                                                  Three months ended March 31
                                                     2002             2001
                                               ------------       ------------
      Basic EPS Computation:
      Net loss for the periods                 $ (1,832,596)      $ (2,529,229)
      Weighted average outstanding shares        38,785,289         36,802,445
      Basic EPS                                $      (0.05)      $      (0.07)
                                               ------------       ------------

10.   Commitments and Contingencies

      Lease commitments

      At March 31, 2002, the Company's total obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

         2002                                  $    431,215
         2003                                       184,029
         2004                                       103,499
         2005                                        39,848
                                               ------------
        Total                                  $    758,591
                                               ============

      The Company was in arrears with respect to several of their operating lease commitments at year end. Arrears payments plus accrued interest are included in current liabilities as at March 31, 2002.

      Employment contracts

      The Company has employment agreements and arrangements with its executive officers and certain management personnel. The majority of agreements continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of March 31, 2002, the minimum annual commitment under these agreements was approximately $300,682

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

10.   Commitments and Contingencies - continued

      Legal proceedings

      At March 31, 2002, the Company and its wholly owned subsidiaries are involved in various suits, claims, proceedings, and investigations that arise from time to time in the normal course of business.

      Certain of the proceedings relate to wrongful dismissal actions brought against the Company by former employees, claims of misappropriation of confidential information by competitors, and claims of breach of contract by service providers. The Company is unable to ascertain the ultimate aggregate amount of monetary liability or operational impact of these identified legal proceedings that seek damages of material or indeterminate amounts due to the current status of the claims. The Company therefore cannot determine whether these actions will, individually or in aggregate, have a material adverse effect on the business, results of operations, and financial condition of the Company. No amount has been accrued in the accounts in respect of these matters. The defendants in these legal proceedings include the Company and certain named directors and officers of the Company who intend to vigorously defend these claims.

      Other proceedings related to default judgments, orders to pay, statements of claim, and small claims court actions served against the Company by secured and unsecured suppliers and other service providers for unpaid accounts. The full amount of all identified claims plus an estimate of interest and costs that may be awarded has been accrued in the accounts in respect of these matters as at March 31, 2002. The Company is working with the creditors to establish suitable payment arrangements. Subsequent to the period end, several of the secured creditors exercised their rights to repossess equipment and vehicles provided to the Company.

11.   Subsequent Events

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

            The Company intends to utilize the Fusion facility upon registration of the shares with the Securities and Exchange Commission that is expected to be finalized subsequent to the period end.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

11.   Subsequent Events - continued

      (b) On March 13, 2001, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") for the purchase of 219,729 shares of common stock for $550,000 with an investor. The Purchase Agreement contains gross-up provisions so that in the event the Company's common stock trades at a lower price than the original purchase price, additional shares of common stock will be issued to the investor. All such shares are entitled to registration rights. The Purchase Agreement also provided redemption rights to the Company to redeem such shares. In order for the Company to maintain its rights to continue the redemption provisions under the Purchase Agreement, the Company is obligated to pay a monthly fee to the investor. The Company and the investor agreed to continue the Company's redemption rights on the shares beyond the originally contemplated period of two months; however, the Company was unable to make requisite payments after August 2001. The investor agreed to continue the Company's redemption rights. In April 2002, the Company and the investor amended the Purchase Agreement so that in consideration of the investor not exercising its gross up or registration rights, the Company would make all payments in respect of the past-due fees, of approximately $95,000, to maintain the Company's rights to redeem the shares and in addition pay the investor a fee equal to 13.25% on the original purchase price of the shares for a period of up to 6 months. Upon such payments and payment of the original purchase price for the shares, the Company may exercise its redemption rights at any time at its sole discretion.

      (c) On December 14, 2001, the Company announced that it has executed a new Term Sheet for the acquisition of substantially all of the operating assets of Digital Global Internet Inc. ("DGI"), a Baltimore, Maryland based company. The acquisition was originally expected to be completed within 75 days however it has not yet closed. The Company had previously announced on June 12, 2001 the signing of a Term Sheet with DGI, however, the Company and DGI were not able to come to mutually acceptable definitive terms on the basis of that June 2001 Term Sheet. The Company believes that the contemplated revised structure for the acquisition of DGI will facilitate the closing of the transaction, however there can be no assurance in this regard

      (d) On April 11, 2002, the Board of Directors approved the Company's proposed Refinancing Plan to raise additional capital through private financing. The key component of the Refinancing Plan is to temporarily reduce the number of publicly tradable Company shares by requesting the Company's stockholders submit their shares of common stock to a voluntary lockup for a period of one year. The Company will seek to obtain a minimum of 29 million shares for inclusion in the lockup representing approximately 80% of all outstanding Company shares. Any decision whether to enter into financing arrangements during the effective period of the lockup agreement will be at the sole discretion of the Board of Directors. Stockholders electing to participate in the lockup will have up to May 31, 2002 to tender their shares to the Company's escrow agent, Equity Transfer Services Inc. of Toronto, Ontario. The lockup agreement will only be effective if more than 29 million shares are submitted to the Escrow Agent. During the effective period of the lockup, stockholders participating in the lockup may not engage in any of the following:

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

11.   Subsequent Events - continued

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

      (e) On May 14, 2002, the Company completed the transaction with Wisper Inc. The Company acquired broadband connectivity customers, supply contracts, agent agreements, and the equipment serving those customers which include: (i) a wireless network with towers in Brampton, Mississauga, and Georgetown, Ontario; (ii) know how on deploying fixed wireless ISM networks; (iii) customer care and trouble ticket application; (iv) sales agent agreements; and (v) strategic agreements with key suppliers such as Bell Nexxia and Futureway Communications. The customer base provides the Company with over $400,000 CDN in recurring annual revenue. The physical assets have a current net book value of approximately $150,000 CDN.

            In exchange for the Wisper Network assets, Wisper Inc. (CDNX: WIP) will receive up to a maximum total of $404,311 CDN worth of Universe2U Inc. shares and cash, subject to shareholder and regulatory approval. The terms of the deal do not require the Company to pay the cash or shares upfront, however, the Company will be assuming a net of $87,825 CDN of liabilities associated with the assets and wholesale expenses of the acquired business. The Company will pay $180,000 CDN in cash or shares over the next 12 months and the balance of a maximum of $136,825 in shares with a one-year trade restriction. The Agreement has provisions for additional purchase price adjustments. In addition, some of Wisper's key staff, associated with broadband deployment will join the Company.

Universe2U Inc.
--------------------------------------------------------------------------------

Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

11.   Subsequent Events - continued

      (f) On April 8, 2002, the Company executed a Marketing Agreement with EBI Communications, Inc. ("EBI") where it became a reseller for the EBI's Voice over IP service and their Least Cost Routing Gateway. The Company has the right to market and sell the products to the worldwide markets directly or through other agents. The product will be sold under a private label and brand the products as Universe2U - Least Cost Router, Voice2U, or other such name. It is contemplated that the two parties will work collaboratively on product development; with the Company providing product feature input/packaging and EBI doing the technical research and development. There are two conditions precedent for this Agreement to become binding on the parties: (i) EBI and Universe2U must work together to secure financing for $750,000, at terms acceptable to both parties and (ii) to set up the necessary back office to support the generation of LCRR, marketing cost and fund the inventory. There is to be final acceptance testing of the product by the Company. Active marketing of the product is expected to commence in June 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following should be read in conjunction with our Condensed Consolidated Financial Statements for the first quarter ended March 31, 2002.

General

We have refocused our business to be successful in this very tough telecom marketplace. We have significantly reduced our costs while adding additional industry experts to our team. The acquisition of Wiper Network's broadband business will bring us a network footprint in the Greater Toronto Area. As a network partner, we work with communities to make their network's ventures successful. Through our industry expertise, we expect our customers to achieve a high return on investment by developing, designing, building and operating a sustainable business, providing "right" solution and speed to market.

Universe2U's focus is the development and successful deployment and operation of community broadband networks. All markets in the communications and technology sectors go through a process of industry standard creation and they become volume markets. We believe that broadband networks should be viewed as utilities the same as existing electricity, water, wastewater, and gas. Every citizen and business in a community should have the right to high-speed not just be the lucky few. We concentrate on smaller cities, generally less than 200,000 in population, because they have historically been overlooked and underserved by the dominant players in the industry. We will continue to review opportunities that come to us from the larger cities. We define community broadly as a group of people living in the same locality or having common interests this includes: municipalities, community groups, industry sectors, industrial parks, multi-tenant commercial office buildings, hotels, and multi-tenant residential building.

Our objectives are:

      (a) To develop SmartCommunities in partnership with local governments, utilities, and building owners.

      (b) To provide broadband connectivity, by being a reseller of broadband connectivity services which include: Private Line, Optical Wave, ATM, Dedicated Internet, Frame Relay, Network Timing, Switched Voice, Carrier Voice, International Backhaul, International Private Line, Collocation, and DSL; installing wireless services; providing means to expanding the network coverage through load aggregation model, incremental builds, consulting; and providing a Project Management Office; and

      (c) To provide broadband content and products, through a comprehensive portfolio of innovative products and services, including advertising distribution, business media, digital media management, enhanced data, integrated transmission, Internet, managed hosting, managed services, streaming communications, transport, and voice.

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

BUSINESS STRATEGY

Our business model is targeted to work in the white space where there is less competition. We co-brand our product with the community to give it credibility. Many in the telecom sector are returning to the old reliable, as the cost savings don't justify the disruption of service.

In our SmartCommunities model, the public sector is our partner. We bring to them a method of achieving high capacity telecommunications access built on a cost recovery basis. We also position ourselves as an organization that is funded by the public sector, for the public sector. Within building, the property owner/manager is our partner. We bring to them a method of achieving high capacity telecommunications access built on a cost recovery basis. Building owners are extremely well positioned to enter the telecommunications business.

We are deploying a community pull strategy as opposed to the typical telco push strategy, based on our strong understanding of how the public sector operates and the patience to make it happen with them. We offer a solution sale rather than just a product.

We offer a package of broadband connectivity and content. Most in the field offer one or the other. We offer universal access and we will deliver anyone's content. We have a community portal offering that will be the main delivery vehicle of customized services. We offer wireless as a quick start . . . fill in the gap solution.

Our belief is that competition in general may increase over the next three or four years as companies start maturing and realize the full potential of delivering what the market is demanding. We anticipate that our mission and strategic go-forward plans will position us very well to become a preferred supplier for the expected explosion of demand for high-speed universal access.

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

OPERATING SEGMENTS

Operations are evaluated based on two reportable geographic segments: Canada and the United States. Prior to the Company's refocus of their business, operations were organized into segments based on the nature of products and services provided. The Company's operations were classified into four reportable operating segments:

      o Fiber Construction and Maintenance Services ("FCMS")is responsible for building and maintaining the telecom infrastructure including long-haul network builds, regional networks, community networks, and in-building networks. The focus is on physical infrastructure to support telecommunications encompassing fiber, wireless and copper based telecommunications.

      o Fiber Network and System Engineering and Design ("FN&SED") is responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights-of-ways.

      o Sales and Marketing ("S&M") is responsible for all direct sales, which involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right-of-way owners. The segment also acts as broker for sales of rights-of-ways.

      o Network Services ("NS") is a support service for the other operating segments.

Following the refocus, the Company is no longer organized into reportable operating segments.

REVENUES AND EXPENSES

We generate revenues from reselling voice, data, and other telecommunications services; and the direct deliver of services. We are transitioning for the position where the majority of our revenues are derived for one-time services to where we expect to be generating the majority of our revenues on a monthly recurring basis, however there can be no assurance in this regard.

We believe that our ability to generate revenues in the future will be affected primarily by the following factors, some of which we cannot control:

      o     Our ability to acquire the needed financing for network projects;

      o Our ability to grow our direct sales business to drive the organic growth;

      o     Our ability to obtain customers before our competitors do;

      o Our ability to achieve adequate margins on materials and wholesale services;

      o     The demand for our services;

      o The level of competition we face from other telecommunications services providers, including price and margins for communications services over time; and

      o Possible regulatory changes, including regulations requiring building owners to give access to competitive providers of communications services

Our cost of sales consists primarily of the wholesales cost, the associated costs of as labor, equipment leases, and capital asset amortization expense. We expect these costs to increase in aggregate dollar amount as we continue to grow our business but to decline as a percentage of revenues with respect to materials costs due to economies of scale, expected improvements in technology and price competition from an increased number of vendors, however, there can be no assurance in this regard.

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

RESULTS OF OPERATIONS

Total revenues decreased $602 thousand, or 94% to $37 thousand for the three months ended March 31, 2002 from $639 thousand for the three months ended March 31, 2001. Cost of sales decreased $508 thousand or 66% to $260 thousand for the three months ended March 31, 2002 from $768 thousand for the three months ended March 31, 2001.

Gross profit for the three months ended March 31, 2002 was a negative $223 thousand (-598% of revenues) versus a negative $130 thousand (-20% of revenues) in 2001. Selling, general and administration expenses decreased $632 thousand; to $765 thousand (2054% of revenues) for the three months ended March 31, 2002 from $1,397 thousand (219% of revenues) for the three months ended March 31, 2001.

Stock based compensation expense for the three months ended March 31, 2002 was $412 thousand versus $893 thousand for the three months ended March 31, 2001. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. Much of the stock option expense relates to employee option grants provided before, or soon after, the corporation was acquired on May 17, 2000. The Company anticipates expensing an additional $1.5 million of stock compensation expense over the next 6 quarters relating to stock options existing as at March 31, 2002. As at March

31, 2002 there were 3,043,125 stock options outstanding with a weighted average exercise price of $2.01.

Interest and financing costs were $412 thousand (1108% of revenues) for the three months ended March 31, 2002, an increase of $394 thousand from $38 thousand (6% of revenues) for the three months ended March 31, 2001. This was a direct result of increased financing necessary for capital expenditures and to fund the operating losses. During the first quarter of the current year, the Company experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. The company is late in remitting payroll withholding and sales taxes to the tax authorities.

Depreciation and amortization costs were $31 thousand (82% of revenues) for the three months ended March 31, 2002, compared to $71 thousand (11% of revenues) for the three months ended March 31, 2001. The decrease of $40 thousand was the result of a substantial reduction in capital assets primarily in the construction divisions.

The Company incurred losses before income taxes for the three months ended March 31, 2002 of $1.8 million compared to a loss before income taxes of $2.5 million for the three months ended March 31, 2001. Non-cash stock based compensation accounted for $412 thousand of the loss in the three months ended March 31, 2002, compared to $893 thousand for the three months ended March 31, 2001.

During the first quarter of 2002, we adjusted our workforce from a peak of 19 people to our current level of 8.

Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the presentation adopted in the current period's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Based on our current growth plan, we expect to require new capital to expand our business into new geographic areas of target markets in North America. We need capital to fund the development of our agent sales force, service our debt, and acquire strategic companies. In order to help us finance our new strategy, on August 1, 2001, the Company entered into a $12 million equity financing commitment from Fusion Capital Fund II, LLC, and a Chicago based institutional investor ("Fusion"). We expect the Fusion financing commitment to provide us with necessary working capital on an ongoing basis; however, certain conditions must be met before we can draw upon this facility, which have not yet been satisfied. Other sources of funding for our current and future financing requirements during the near future may include vendor financing, registered public offerings or private placements of equity and/or debt securities, commercial credit facilities, and/or bank loans. There can be no assurance that sufficient additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. We expect some contracts currently under negotiation to close soon, which would provide significant revenue to the Company, however there can be no assurance in this regard.

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

During 2001, the Company established a line of credit with Palm Trading Limited ("Palm"). The line of credit may be drawn upon by the Company in one or more tranches in an aggregate principal amount up to $500,000 (the "Credit Line"). Each draw down may be for a minimum of $10,000 up to a maximum of $50,000. Amounts drawn down on the line of credit shall accrue interest at a rate of 8% per annum, compounded monthly. The Company may draw upon the Credit Line approximately once per month. Any and all outstanding amounts due under the Credit Line shall be repaid in full on the earlier of (i) such date as the Company has adequate cash reserves as determined by the Audit Committee of the Company's Board of Directors in consultation with the Company's independent auditors; or (ii) July 27, 2003. The Company shall also issue warrants to Palm under the Credit Line in amount corresponding to the fair market value of the Company's common stock as of the date of each draw down under the Credit Line. Each of such warrants shall be exercisable at fair market value for 1.15 shares of restricted Company common stock. Under the terms of the loan agreement, the lender is granted warrants calculated as follows:

       # of Warrants = Funds Advanced / 20-day Average Trading Price * 15%

Each warrant is exercisable at a price that is 15% greater than the 20-day average trading price at the date of issuance. For financial statement purposes, the fair value of the warrants is estimated on the date of grant using the Black-Scholes pricing model. To March 31, 2002, 133,455 warrants were issued in connection with this loan.

On February 22, 2002, we established Credit facilities between Laurentian Bank of Canada as lender, and 1418276 Ontario Inc., our non-operating holding company holding all the shares of Universe2U Canada Inc. The Credit facility provides for an operating line of up to $2.5 million CDN, secured by cash deposits, a $1 million CDN contract forward facility, and a $50K credit card line. In connection with the establishment of the Laurentian Credit facility, on February 15, 2002, 1418276 Ontario Inc., our non-operating holding company, established an $800,000 CDN loan with 1463549 Ontario Inc. to be used as the cash security for the Laurentian Credit facility. The loan has the following terms: 6 month term, monthly interest payments of $8,834.34 CDN, 10% monthly payment penalty in the event of default at maturity, payment of 3 months interest for early termination of loan, the Company pays all associated expenses to establish the loan and at maturity or repayment date the Company will issue 5,500 shares of restricted common stock for each day the loan is outstanding up to a maximum of 1,000,000 shares. Such shares will be issued without registration rights.

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

For the three months ended March 31, 2002, the Company's net cash used in operating activities was $466 thousand ($468 thousand in 2001). This amount includes adjustments for non-cash items comprised of depreciation and amortization of $31 thousand ($71 thousand in 2001), stock option compensation of $412 thousand ($893 thousand in 2001), amortization of deferred charges of $87 thousand (nil in 2001), the issuance of warrants of $3 thousand (nil in 2001), and a losses from significantly influenced investments and disposals of capital assets totaling $14 thousand ($14 thousand in 2001).

For the three months ended March 31, 2002 net cash generated by investing activities was $7 thousand principally attributable to the sale of capital assets. For the three months ended March 31, 2001, net cash used in investing activities was $23 thousand, which consisted of additions to property, plant, and equipment.

For the three months ended March 31, 2002, net cash provided by financing activities of $1.1 million, included net proceeds from the increase in bank indebtedness of $613 thousand and net proceeds on term debt of $472 thousand offset by an increase in due from related parties of $27 thousand. For the three months ended March 31, 2001 net cash provided by financing activities of $0.5 million included net proceeds from the issue of share capital of $550 thousand offset by net repayments on long-term debt of $7 thousand, the decrease in bank indebtedness of $21 thousand and the net increase in due from related parties of $16 thousand.

GOING CONCERN CONSIDERATIONS

The Company has incurred losses to date and has a deficit, to date, of $(15,796,752) and a working capital deficiency of $(3,607,070). In addition, we have been unable to consistently meet our payroll obligations, trade obligations, and long-term debt commitments as they become due. These factors raise substantial doubt on the Company's ability to continue as a going concern. The liquidity of the Company has been adversely affected by continuing losses and shortage of cash resources. The Company continues to seek financing both in the form of debt and equity and its ability to continue as a going concern is dependant on the success of these efforts. Please refer to Note 1 of, and the Review Engagement Report on, the Combined Financial Statements for the three months ended March 31, 2002. The Management believes that the availability of the Laurentian Bank Credit Facility, the Palm Trading Credit Facility, and Fusion financing facility may alleviate some of the Company's cash flow needs, however, there can be no assurance in this regard.

SUBSEQUENT EVENTS

On April 8, 2002, we executed a Marketing Agreement with EBI Communications, Inc. ("EBI") were we became a reseller for the EBI's Voice over IP service and their Least Cost Routing Gateway. We have right to market and sell the products to the worldwide markets directly or through other agents. The product will be sold under a private label and brand the Products as Universe2U - Least Cost Router, Voice2U, or other such name. We contemplate working collaboratively on product development; with Universe2U providing product feature input/packaging and EBI doing the technical research and development. There are 2 Conditions Precedent for this Agreement to become binding on the parties: EBI and U2U working together to secure financing for $750,000, at terms acceptable to both parties, to set up the necessary back office to support the generation of LCRR, marketing cost and fund the inventory. Final Acceptance Testing of the Product by U2U. We expect to be actively marketing the product in June 2002.

On April 11, 2002, the Board of Directors approved the Company's proposed Refinancing Plan to raise additional capital through private financing. Some of the Company's shareholders, representing approximately 80%, or approximately 32 million shares, of all outstanding Company securities, have committed to voluntarily lock-up these securities for a period of one year, ending April 30, 2003. The Company expects that the lockup will facilitate the Company's ability to raise additional capital through private financing. Due to initial logistical difficulties in delivery of physical share certificates to the Lockup Escrow Agent, the Board has extended the final date for delivery of the physical securities to the Lockup Escrow Agent until May 31, 2002.

On December 14, 2001, the Company announced that it has executed a new Term Sheet for the acquisition of substantially all of the operating assets of Digital Global Internet Inc. ("DGI"), a Baltimore, Maryland based company. The acquisition was originally expected to be completed within 75 days however it has not yet closed. The Company had previously announced on June 12, 2001 the signing of a Term Sheet with DGI for acquisition of substantially all of the outstanding stock of DGI, however, the Company and DGI were not able to come to mutually acceptable definitive terms on the basis of that June 2001 Term Sheet. The Company has not yet been successful in raising the capital to finance DGI's business plan, a step needed to facilitate the closing of the transaction. There can be no assurance in this transaction will be completed.

On May 14, 2002- we completed the transaction announced on April 8, 2002 with Wisper Inc. We acquired broadband connectivity customers, supply contracts, agent agreements, and the equipment serving those customers, which include:
Wireless network with towers in Brampton, Mississauga, and Georgetown; know-how on deploying fixed wireless ISM network; customer care and trouble ticket application; sales agent agreements; and strategic agreements with key suppliers such as Bell Nexxia, and Futureway Communications. The customer base is expected to provide the Company with approximately $400,000 CDN in recurring annual revenue. The physical assets of Wisper Inc. have a current net book value of approximately $150,000 CDN. In exchange for Wisper Network assets, Wisper Inc. (CDNX: WIP) will receive up to a maximum of approximately $400,000 CDN worth of Company shares and cash, subject to shareholder and regulatory approval. The terms of the deal do not require Uninverse2U to pay and cash or shares upfront, however, the Company will be assuming a net of approximately $88,000 CDN of liabilities associated with the assets and wholesale expenses of the acquired business. The Company will pay approximately $180,000 CDN in shares or cash over the next 12 months and the balance of a maximum of approximately $136,500 in restricted shares. The Agreement has provisions for additional purchase price adjustments. In addition, some of Wisper's key staff, associated with broadband deployment, will join the Company.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in legal proceedings previously reported in the Company's periodic reports filed with the Commission. The Company and/or its affiliated companies are parties to lawsuits, which arose, in the normal course of business. Litigation in general can be expensive and disruptive to normal business operations and the results of complex legal proceedings are difficult to predict. The Company believes they have defenses in each of the suits they are currently involved in and will vigorously contest each of the matters. An unfavorable resolution of one or more of the currently ongoing lawsuits could adversely affect the business, results of operations, or financial condition.

Further information regarding status of pending proceedings may be found in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, which have been filed with the U.S. Securities and Exchange Commission.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

We have signed of an Agreement with USAsia Telecom, LLC (USAT), a subsidiary of Mitsubishi Corporation (London:8058q.L), in which Universe2U intends to utilize USAT's capability to provide high-speed Internet access to remote communities and to customers seeking a back up to their land-based Internet providers.

We have signed a Memorandum of Understanding (MOU) to build an innovative relationship whereby Universe2U will become a sales channel for Enersource Telecom's broadband network connections and network services to business customers within Mississauga, Ontario.

We have signed a 5-year Master Services Agreement with Williams Communications, whereby we can resell the services. These services consist of: Private Line Service, Optical Wave Service, ATM Service, Dedicated Internet Service, Frame Relay Service, Network Timing Services, Switched Voice Service, Carrier Voice Services, International Backhaul Services, International Private Line Service, Collocation Service, and CNMS Service.

On April 11, 2002, Jeff Rosenthal was appointed to the Company's Board of Directors. Mr. Rosenthal has served as President of the Company since November 2000. He was President of Fiber Options Corporation of Canada Inc., a subsidiary of the Company, from May 2000 until November 2000. Mr. Rosenthal served as the Managing Principal for Utility Solutions Corporation from April 1998 until May 2000, a Canadian firm that specializes in delivering business solutions to energy providers. Prior to Utility Solutions, Mr. Rosenthal held senior management positions during his 16-year career at Toronto Hydro from 1982 until 1998. Mr. Rosenthal holds a BASc (Electrical Engineering) from the University of Toronto (1982) and a MBA from York University (1990).

On April 15, 2002 Mr. Barry Herman resigned from the Company's Board of Directors for personal reasons. On May 16, 2002 Mr. Fred Kasravi also resigned from the Board of Directors for personal reasons.

Item 6.  Exhibits and Reports

Reports on Form 8-K:

None.

Exhibits:

10.24 Form of Lockup Agreement between Universe2U, Inc. and shareholders regarding one year voluntary lockup of common stock, as filed with the Commission as Exhibit 10.24 to the Company's Form 10-KSB for the year-ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSE2U INC.

By: /s/ Kim Allen                                        Date: May 15, 2002
    --------------------

Kim Allen, Chief Executive Officer, and Principal Financial Officer