Form 10QSB
period 2002-06-30
UNIVERSE2U INC
filed 2002-08-16
CIK 1094089

================================================================================


                                 -------------
                    U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                  FORM  10-QSB
                                 -------------

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's common equity as of June 30, 2002: 40,966,200 shares of Common Stock, $.00001 par value.


================================================================================

INDEX                                                       Page  #

Part I.   UNIVERSE2U INC. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)                                         1

          Interim Consolidated Balance Sheet - June 30, 2002.                    3

          Interim Consolidated Statements of Deficit for the six fiscal
          months ended June 30, 2002 and June 30, 2001.                            4

          Interim Consolidated Statements of Operation for the six fiscal
          months ended June 30, 2002 and June 30, 2001.                            5

          Interim Consolidated Statements of Operations for the three
          Fiscal months ended June 30, 2002 and June 30, 2001                      6

          Interim Consolidated Statements of Cash Flows for the six fiscal
          months ended June 30, 2002 and June 30, 2001                             7

          Notes to Interim Consolidated Financial Statements                       8

Item 2.   Management's Discussion and Analysis Of Financial Condition and
          Results of Operations                                                   23


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                       35
Item 2.   Changes in Securities and Use of Proceeds                               35
Item 3.   Defaults upon Senior Securities                                         35
Item 4.   Submission of Matters to a Vote of Security Holders                     35
Item 5.   Other Information                                                       35
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART  I.  FINANCIAL  INFORMATION.

Unaudited  Consolidated  Financial  Statements

Quarter  ended  June  30,  2002.

The consolidated financial statements for the six months ended June 30, 2002 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such period. Results of operations for the six months ended June 30, 2002, are not necessarily indicative of results of operations that will be realized for the year ending December 31, 2002.


                                 Universe2U  Inc.

               Unaudited  Interim  Consolidated  Financial  Statements

                               June  30,  2002

                           (expressed  in  U.S.  dollars)

Review  Engagement  Report

To  the  Shareholders  of
Universe2U  Inc.

We have reviewed the interim consolidated balance sheet of Universe2U Inc. as at June 30, 2002, and the interim consolidated statements of deficit, and cash flows for the six month period and the consolidated statements of operations for the three month and six month periods then ended. Our review was made in accordance with generally accepted standards for review engagements and
accordingly   consisted   primarily  of  enquiry,   analytical   procedures  and
discussion  related  to  information  supplied  to  us  by  the  Company.ss

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States.

The Company has incurred losses to date, has a deficit, to June 30, 2002 of $(16,844,764), has a working capital deficiency of $3,705,573 and used $1,459,382 of cash for operating activities during the period. In addition, the Company has been unable to meet its payroll obligations, trade obligations, and long-term debt commitments as they become due. These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as a result of the Company's inability to locate sufficient financing (see notes 1 and 12).


                                            "Moore Stephens Cooper Molyneux LLP"

                                                           Chartered Accountants
Toronto,  Ontario
August  13,  2002

Part I.   UNIVERSE2U INC. FINANCIAL INFORMATION

Unaudited Interim Consolidated Balance Sheet
June 30, 2002
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

Assets
Current assets
  Cash and cash equivalents (note 4)                                        $    771,055
  Accounts receivable (net of allowance for doubtful accounts of $256,377)       111,869
  Due from officers and directors (note 3)                                        25,952
  Inventory                                                                        9,662
  Prepaid expenses and deposits                                                  246,008
--------------------------------------------------------------------------  -------------
                                                                               1,164,546
  Deferred charges (note 12a)                                                    842,813
  Capital assets (at cost less accumulated amortization of $483,880)             529,905
--------------------------------------------------------------------------  -------------
                                                                            $  2,537,264
==========================================================================  =============
Liabilities
  Current liabilities
  Bank indebtedness (note 5)                                                $    664,160
  Accounts payable and accrued liabilities                                     3,410,908
  Income taxes payable                                                            52,208
  Deferred revenue                                                                21,091
  Current portion of loans payable (note 6)                                      721,752
--------------------------------------------------------------------------  -------------
                                                                               4,870,119
  Loans payable (note 6)                                                         268,076
  Convertible debenture (note 7)                                                 344,450
--------------------------------------------------------------------------  -------------
                                                                               5,482,645
--------------------------------------------------------------------------  -------------
Commitments and contingencies (note 11)                                                -
--------------------------------------------------------------------------  -------------
Shareholders' equity
  Share capital (note 8)
  Authorized:  100,000,000 Common shares, $0.00001 par value
  Issued and outstanding:  40,966,200 Common shares                                  409
  Additional paid in capital (net of share issuance costs of $341,237)        15,893,536
  Accumulated other comprehensive income                                        (219,562)
  Deposit on net asset acquisition (note 12c)                                 (1,775,000)
  Deficit                                                                    (16,844,764)
--------------------------------------------------------------------------  -------------
                                                                              (2,945,381)
--------------------------------------------------------------------------  -------------
                                                                            $  2,537,264
==========================================================================  =============

  The accompanying notes are an integral part of these consolidated financial statements.

Unaudited Interim Consolidated Statement of Deficit
For the six month periods ended June 30, 2002 and June 30, 2001
(expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                             2002          2001
--------------------------------------------------------------------  --------------
Deficit, beginning of periods                        $  (13,964,156)  $  (4,661,716)
  Net loss for the periods                               (2,880,608)     (4,711,305)
--------------------------------------------------------------------  --------------
Deficit, end of periods                              $  (16,844,764)  $  (9,373,021)
====================================================================  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

Unaudited Interim Consolidated Statement of Operations
For the six month periods ended June 30, 2002 and June 30, 2001
(expressed in U.S. dollars)

                                                                   2002              2001
------------------------------------------------------------------------   --------------
Revenue                                                     $    95,347      $   936,040
Cost of sales                                                   358,510        1,248,958
------------------------------------------------------------------------   --------------
Gross (loss)                                                   (263,163)        (312,918)
------------------------------------------------------------------------   --------------
Expenses
  Selling, general and administration                         1,201,772        2,353,866
  Stock based compensation (note 8)                             499,332        1,755,215
  Interest and financing costs                                  760,722          110,553
  Amortization of goodwill (note 4)                             120,946
  Depreciation and amortization                                  34,673          115,292
------------------------------------------------------------------------   --------------
                                                              2,617,445        4,334,926
------------------------------------------------------------------------   --------------
Loss from operations                                         (2,880,608)      (4,647,844)
Share of loss of significantly influenced investment                  -          (63,461)
------------------------------------------------------------------------   --------------
Loss before provision for income taxes                       (2,880,608)      (4,711,305)
  Provision for income taxes                                          -                -
------------------------------------------------------------------------   --------------
Net loss for the periods                                    $(2,880,608)     $(4,711,305)
========================================================================   ==============
Net loss per share - basic (note 10)                        $     (0.07)     $     (0.13)
========================================================================   ==============
Weighted average shares outstanding                           39,579,600      36,967,831
========================================================================   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

Unaudited Interim Consolidated Statement of Operations
For the six month periods ended June 30, 2002 and June 30, 2001
(expressed in U.S. dollars)
--------------------------------------------------------------------------------
                                                            2002          2001
--------------------------------------------------------------------------------

Revenue                                                $    58,121   $   297,224
Cost of sales                                               98,595       480,549
-------------------------------------------------------------------  ------------
Gross (loss)                                               (40,474)     (183,325)

Expenses
Selling, general and administration                        437,072       956,525
Stock based compensation (note 8)                           87,410       862,255
Interest and financing costs                               347,336        72,068
Amortization of goodwill (note 4)                          120,946             -
Depreciation and amortization                               13,844        58,602
-------------------------------------------------------------------  ------------
                                                         1,006,608     1,949,450
-------------------------------------------------------------------  ------------
Loss from operations                                    (1,047,082)   (2,132,775)
Share of loss of significantly influenced investment             -       (49,301)
-------------------------------------------------------------------  ------------
Loss before provision for income taxes                  (1,047,082)   (2,182,076)
Provision for income taxes                                       -             -
-------------------------------------------------------------------  ------------
Net loss for the periods                               $(1,047,082)  $(2,182,076)
===================================================================  ============
Net loss per share - basic (note 10)                   $     (0.03)  $     (0.06)
===================================================================  ============
Weighted average shares outstanding                     39,456,569    37,134,440
===================================================================  ============

  The accompanying notes are an integral part of these consolidated financial statements.

Unaudited Interim Consolidated Statement of Cash Flows
For the six month periods ended June 30, 2002 and June 30, 2001
(expressed in U.S. dollars)

                                                                        2002                 2001
----------------------------------------------------------------------------       --------------
Cash flow from operating activities
  Net loss for the periods                                      $ (2,880,608)       $  (4,711,305)
  Items not affecting cash
    Amortization of capital assets and goodwill                      182,899              144,571
    Amortization of deferred charges                                 174,375                    -
    Stock option compensation (note 8)                               499,332            1,755,215
    Issuance of warrants                                               5,288                    -
    Equity loss of significantly influenced investment                     -               63,461
    Loss on disposal of capital assets                                57,647                    -
-----------------------------------------------------------------------------       --------------
                                                                  (1,961,067)          (2,748,058)
  Other sources (uses) of cash from operations
    Decrease in accounts receivable                                   26,709            1,108,361
    Decrease in inventory                                             24,012              119,474
    (Increase) decrease in prepaid expenses and deposits            (107,713)              42,500
    Increase in accounts payable and accrued liabilities             537,586              563,511
    Increase in deferred revenue                                      21,091                    -
-----------------------------------------------------------------------------       --------------
                                                                  (1,459,382)            (914,212)
-----------------------------------------------------------------------------       --------------
Cash flow from investing activities
  Purchase of capital assets                                         (89,714)             (29,364)
  Proceeds on disposal of capital assets                              41,888                    -
-----------------------------------------------------------------------------       --------------
                                                                     (47,826)             (29,364)
-----------------------------------------------------------------------------       --------------
Cash flow from financing activities
  Repayments on long-term debt                                      (150,465)             (11,503)
  Proceeds from issue of share capital                                     -              961,187
  Increase in bank indebtedness                                      642,988               12,433
  Increase in related party advances                                  19,092               75,663
  Proceeds from loans payable                                      1,075,340                    -
  Repayments on loans payable                                        (85,512)                   -
  Proceeds from convertible debenture                                500,000                    -
-----------------------------------------------------------------------------       --------------
                                                                   2,001,443            1,037,780
-----------------------------------------------------------------------------       --------------


Effect of exchange rate changes on cash                              276,820              (22,185)
-----------------------------------------------------------------------------       --------------
Increase in cash                                                     771,055               72,019
Cash and cash equivalents, beginning of periods                            -               21,216
-----------------------------------------------------------------------------       --------------
Cash and cash equivalents, end of periods                         $  771,055        $      93,235
=============================================================================       ==============
Supplemental cash flow information
  Cash paid during the periods for:
    Income taxes                                                  $        -        $           -
    Interest                                                      $   83,378        $     110,553
  Non-Cash investing and financing activities during the periods for:
    Trade obligations settled with 55,277 Common shares           $   21,841        $           -
    Financing fees settled with 1,283,953 Common shares           $  540,386        $           -
=============================================================================       ==============

                                        6

Notes to Unaudited Interim Consolidated Financial Statements
June  30,  2002
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

As at June 30, 2002, the Company has incurred significant losses and has a deficit to date of $(16,844,764), has a working capital deficiency of $3,705,573 and used $1,459,382 of cash for operating activities during the period. In addition, the Company has been unable to meet its payroll obligations, trade obligations, and long-term debt commitments as they become due as a result of their cash flow deficiency.

Basis  of  presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB filed on April 15, 2002 for the year ended December 31, 2001.

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

3.  Transactions with Related Parties
--------------------------------------------------------------------------------
As  of  June  30,  2002,  the  following balances were due from related parties:
     Officers  and  directors                       $     25,952

The amounts due to and from officers and directors are non-interest bearing, due on demand and have no fixed repayment terms.

4.  Goodwill
--------------------------------------------------------------------------------

On May 14, 2002, the Company completed the transaction with Wisper Inc. The Company acquired broadband connectivity customers, supply contracts, agent agreements, and the equipment serving those customers which include: (i) a wireless network with towers in Brampton, Mississauga, and Georgetown, Ontario;
(ii) know how on deploying fixed wireless ISM networks; (iii) customer care and trouble ticket application; (iv) sales agent agreements; and (v) strategic agreements with key suppliers such as Bell Nexxia and Futureway Communications. The customer base provides the Company with over $344,000 CDN in recurring annual revenue. The physical assets have a current net book value of approximately $136,000 CDN.

This transaction was accounted for under the purchase method of accounting. Results of operations of the acquired business are included in the accompanying financial statements since the date of acquisition. In accordance with SFAS 142 goodwill is not amortized on an annual basis but instead tested for impairment. At June 30, 2002, the value of goodwill was considered to be impaired and written off to income.

     Inventory                         $     9,662
     Prepaid  deposits                      19,786
     Capital  assets                        89,714
     Current  liabilities                  (76,157)
     Goodwill                              120,946
----------------------------------------------------
     Total  consideration              $   163,951
====================================================

In exchange for the Wisper Network assets, Wisper Inc. (CDNX: WIP) will receive up to a maximum total of $364,054 CDN worth of Universe2U Inc. shares and cash, subject to shareholder approval. The terms of the deal do not require the Company to pay the cash or shares upfront, however, the Company will be assuming a net of $115,470 CDN of liabilities associated with the assets and wholesale expenses of the acquired business. The Company will pay $180,000 CDN in cash or shares over a 12-month period and the balance of $68,584 in shares with a one-year trade restriction. The Agreement has provisions for additional purchase price adjustments. In addition, some of Wisper's key staff, associated with broadband deployment will join the Company.

5.     Bank  Indebtedness
--------------------------------------------------------------------------------
The Company's credit facility provides for an operating line to a maximum of $2.5 million CDN that must be fully secured by cash deposits, a $1 million CDN contract forward facility, and credit cards with a spending limit of $50,000. As at June 30, 2002, the operating line of $1,000,000 CDN was being fully utilized. In addition to the cash deposits, the Company has provided the following additional security for the credit facilities: (i) a general security agreement over accounts receivable, inventory, intangible assets, and capital assets; (ii) a general postponement of all claims; (iii) an assignment of All Risk Business Insurance; and (iv) corporate cross guarantees from all subsidiaries. The operating line bears interest at the bank's prime lending rate plus 0.5% if the facility is fully utilized and supported by cash deposits and at prime plus 1.5% if the cash deposits are maintained at less than $2.5 million CDN. The month end prime rate as at June 30, 2002 was approximately 4.25% (2001 - 6.25%).

6.     Loans  Payable
--------------------------------------------------------------------------
                                                   2002              2001
--------------------------------------------------------  ----------------
Loan payable, bearing interest of 45,000
Common  shares  of  the Company, balance
due  at  maturity  of February 18, 2002.
Loan  provides  for  a  60-day extension
upon  payment  of a fee of $10,000 CDN .
Penalty  provisions require a payment of
500,000  Common  shares  if  loan is not
repaid  by  the  end of the first 60-day
period  and an additional 250,000 Common
shares  if the loan is not repaid by the
end  of  the  second  60-day  period.         $   49,951     $      -

Loan  payable,  bearing monthly interest
payments  of  $8,834 CDN, balance due at
maturity  of  August  15,  2002.  In
addition,  the  Company must provide the
lender  with  5,500 Common shares of the
Company  for  each  day  the  loan  is
outstanding  to  a  maximum of 1,000,000
Common  shares.  The  loan also provides
for a 10% monthly payment penalty in the
event  of  default  at  maturity  and  a
payment  of  3 months interest for early
termination  of  the  loan.                   $  527,635     $      -

Note  payable,  non-interest  bearing,
principal  payments  of  $15,000 CDN due
monthly  with balance due at maturity of
May  14,  2003  (note  4).                    $  144,166      $     -
--------------------------------------------------------  ----------------
Subtotal                                      $  721,752      $     -
--------------------------------------------------------  ----------------
6.  Loans Payable - continued
--------------------------------------------------------------------------
Subtotal                                      $  721,752      $     -

Loan  payable bearing interest at 8% per
annum  compounded  monthly. The loan may
be  drawn  down in increments of between
$10,000  and  $50,000  to  a  maximum of
$500,000.  Any  and  all  outstanding
amounts  shall  be repaid in full on the
earlier  of (i) such date as the Company
has  adequate  reserves as determined by
the  Audit  Committee;  or (ii) July 27,
2003.  The  Company  shall  also  issue
warrants  to  the  lender under the loan
agreement in the amount corresponding to
the  fair  market value of the Company's
Common stock as of the date of each draw
down  under  the loan agreement. Each of
such  warrants  shall  be exercisable at
fair  market  value  for  1.15 shares of
restricted  Company  Common  stock.              268,076            -
--------------------------------------------------------  ----------------
                                                 989,828            -
Less:  Current  portion                          721,752            -
--------------------------------------------------------  ----------------
                                              $  268,076      $     -
========================================================  ================


7.     Convertible  Debenture
--------------------------------------------------------------------------------

On June 25, 2002, the Company received cash of $500,000 in exchange for a one year Convertible Debenture ("Debenture") convertible into shares of the Company's $0.00001 par value common stock and a separate Common Stock Warrant ("Warrant") for the purchase of 500,000 shares of common stock. The Debenture is due June 25, 2003 and provides for accrual of interest at a rate of 12% per annum payable quarterly in cash or shares at the option of the Company.

The Debenture is convertible into the Company's common stock at a conversion price of the lesser of (1) $0.50 per share and (2) 55% of the average of the lowest three intra-day trading prices during the twenty trading days immediately preceding the applicable conversion date. The beneficial conversion feature was ascribed a value of $73,250 which was reported as a discount against the debenture.

The Warrants give the holder the right to purchase 500,000 shares of the Company's common stock at an exercise price of $0.30 per share subject to an anti-dilution provision. The Warrants are exercisable on the date of grant and expire on June 25, 2004. The Warrants were assigned a value by the Company equal to approximately $0.16 per warrant or $82,300 based on the exercise price of the warrant and the trading price of the Company's common stock at the date of grant.

--------------------------------------------------------------------------------

The Debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid plus any other amounts owing under the Debentures. The Company's right to prepay without penalty expires 30 days after issuance of the Debentures.

The Debentures are secured by a second charge on all of the Company's assets and 3,000,000 shares of common stock owned by the Company's Chairman, pending entering into a subordination agreement with the existing primary lender, Laurentian Bank of Canada.

The investors committed to purchase additional Debentures in the amount of $1,000,000 on the same terms as above. The first installment of $500,000 was due within 10 days of the Company filing a Registration Statement which was received on August 9, 2002 and the second installment of $500,000 is due within days following the effective date of such Registration Statement.

8.     Share  Capital
--------------------------------------------------------------------------------
Stock  options

On June 9, 2000, the Board of Directors adopted the Company's 2000 Equity Incentive Plan ("the Plan"). The Plan provides for the potential grant of options and other securities to employees, directors and consultants of the Company and its subsidiaries. The purpose of the Plan is to provide an incentive to such persons with respect to Company activities. The terms of the awards under the Plan are determined by a Board appointed committee. The Plan was approved and ratified by the shareholders within twelve months of the adoption date. Under the terms of the Plan as approved by the shareholders, 1,500,000 shares of common stock may be issued, with replenishment available under the Plan each year at the discretion of the Board (or the committee of the Board) up to an amount equal to 10% of the Company's outstanding stock. As of June 30, 2002, 3,142,500 (2001 - 1,027,048) options were granted or outstanding under the Plan. Such options have been granted at exercise prices ranging from $0.01 to $1.00 per share and as of June 30, 2002, options to purchase 959,750 (2001 - NIL) shares of common stock of the Company were vested.

As of June 30, 2002, an aggregate of 2,033,250 (2001 - 2,296,250) non-Plan stock options were outstanding that had been granted to employees, directors and consultants of the Company and its subsidiaries. Such options had been granted at exercise prices ranging from $0.01 per share to $0.75 per share and as of June 30, 2002, options to purchase 1,433,250 (2001 - 980,000) shares of common stock of the Company were vested.

--------------------------------------------------------------------------------

The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" for issuances to employees and directors, for services as a director, and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Issuances to consultants are accounted for under the fair value method of SFAS
123. During the period, certain options were re-priced from original exercise prices of between $3.75 to $5.00 to $0.75 per share as a result of market conditions. The re-priced options are accounted for using variable plan accounting as prescribed by FIN 44. This non-cash compensation expense is charged against operations ratably over the vesting period of the options or service period, whichever is shorter, and was $499,332 for the period (2001 - $1,755,215). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:


Option  assumptions                       2002          2001
-----------------------------------------------       --------

Dividend yield                           $     -     $     -

Expected volatility                           75%         75%

Risk free interest rate                     4.70%        4.90%

Expected option term                         1.2          5.0

Fair value per share of options granted   $  1.76     $  2.69
------------------------------------------------      --------

Compensation expense recorded under FAS No. 123 would have been approximately $2,886,890 for 2002 (2001 - $2,455,233), increasing the loss per share by $0.06 in  2002  (2001  -  $0.02).

As  at  June  30,  2002,  details  of  options  outstanding  were  as  follows:


                                         Outstanding            Exercisable
--------------------------------------------------------------------------------------
                                       weighted  average          weighted  average
                                   number   exercise price   number   exercise price
--------------------------------------------------------------------------------------

December 31, 2000                            1,661,000      $0.95    1,188,250    $0.06
   Granted                            2,253,762     $2.72    1,162,500    $0.66
   Exercised                          (263,547)     $0.44            -    $   -
   Expired                            (546,214)     $3.08            -    $   -
--------------------------------------------------------------------------------------
December 31, 2001                    3,105,001      $1.90    2,350,750    $0.36
   Granted                           2,689,863      $0.58       25,000    $0.01
   Exercised                          (477,363)     $0.45            -    $   -
   Expired                            (141,751)     $2.73            -    $   -
--------------------------------------------------------------------------------------
June 30, 2002                        5,175,750      $0.41    2,375,750    $0.36

--------------------------------------------------------------------------------

As  at  June  30,  2002,  stock  options  expire  as  follows:
---------------------------------------------------------------------------------
                    number               exercise                   number
               outstanding                  price               exercisable
---------------------------------------------------------------------------------

2004              400,000              $     0.01            400,000
2005              788,250              $     0.09            788,250
2006              567,500              $     0.75            567,500
2007            1,140,000              $     0.63                620,000
2008            1,280,000              $     0.46                  -
2009              850,000              $     0.31                  -
2010              100,000              $     0.51                  -
2011               50,000              $     0.51                  -
---------------------------------------------------------------------------------
                5,175,750              $     0.41             2,375,750

As at June 30, 2002, details of share purchase warrants outstanding were as follows:

---------------------------------------------------------------------------------
                    number          weighted  average
               outstanding          exercise  price    expiry  date
---------------------------------------------------------------------------------

                  621,500              $     5.00              2002
                  377,257              $     4.96              2003
                  671,663              $     0.57              2004
                   18,505              $     0.66                   2005
                  375,000              $     4.00              2006
---------------------------------------------------------------------------------
                2,063,925              $     2.81
---------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Continuity  of  stockholders'  equity
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                        accumulated
                                                additional comprehen-   other  comp-
                                 common  par    paid  in   sive income  rehensive
                                 shares  value  capital         (loss)  income (loss)  deficit  total
--------------------------------------------------------------------------------------------------------------
December  31,  2000         36,758,500   $367   $6,330,042              $(75,138)   $(4,661,716)   $1,593,555
--------------------------------------------------------------------------------------------------------------
Net  loss  for  the  period          -      -            -  (9,302,440)       -      (9,302,440)   (9,302,440)
Exchange  differences                -      -            -     216,461  216,461               -       216,461
Total  comprehensive
   (loss)                                                   (9,085,979)
Private  placements            343,452      3      915,252                    -               -       915,255
                                            -      915,251
Conversion  of liability       671,992      7      624,650                    -               -       624,657
Exercise  of  options          263,547      3      263,698                    -               -       263,701
Financing  commitment
   fee  (note  12a)            375,000      4    1,162,496                    -               -     1,162,500
Deposit  on  net  asset
   acquisition  (note  12c)    500,000      5    1,774,995                    -               -     1,775,000
Stock  option
   compensation                      -      -    2,425,519                    -               -     2,425,519
Issuance  of  warrants               -      -      785,428                    -               -       785,428
--------------------------------------------------------------------------------------------------------------
December  31,  2001         38,912,491   $389  $14,282,080              $141,323    $(13,964,156)  $  459,636
--------------------------------------------------------------------------------------------------------------
Net  loss  for  the  period          -      -            -  (2,880,608)       -     (2,880,608)    (2,880,608)
Exchange  differences                -      -            -    (360,885) (360,885)             -      (360,885)
Total  comprehensive
   (loss)                                                   (3,241,493)
Conversion  of  liability       55,277      -       21,841                    -               -        21,841
Exercise  of  options          714,479      7      389,072                    -               -       389,079
Financing  fees              1,283,953     13      540,373                    -               -       540,386
Stock  option
   compensation                      -      -      499,332                    -               -       499,332
Issuance  of  warrants               -      -       87,588                    -               -        87,588
Beneficial  conversion
   feature  on  debenture            -      -       73,250                    -               -        73,250
--------------------------------------------------------------------------------------------------------------
June  30,  2002             40,966,200   $409  $15,893,536             $(219,562)   $(16,844,764) $(1,170,381)
--------------------------------------------------------------------------------------------------------------

On April 11, 2002, the Board of Directors approved the Company's proposed Refinancing Plan to raise additional capital through private financing. The key component of the Refinancing Plan was to temporarily reduce the number of publicly tradable Company shares by requesting the Company's stockholders submit their shares of common stock to a voluntary lockup for a period of one year. The Company sought to obtain a minimum of 29 million shares for inclusion in the lockup representing approximately 80% of all outstanding Company shares. Any decision whether to enter into financing arrangements during the effective period of the lockup agreement will be at the sole discretion of the Board of Directors. During the effective period of the lockup, stockholders participating in the lockup may not engage in any of the following:
a. offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any derivative securities,
b. enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the common stock or any derivative securities, or
c. make any open market transactions relating to shares of common stock or any derivative securities and will not make any demand for or exercise any right with respect to, the registration of any shares of common stock or any derivative securities.

Effective June 6, 2002, certain of our existing stockholders holding an aggregate of 32,829,765 shares of stock, including shares underlying then outstanding options, agreed to lock-up their shares and options. The Lock-up Agreement generally prohibits sales of such shares until April 30, 2003, subject to certain exceptions.

9.     Information  on  Operating  Segments
--------------------------------------------------------------------------------
General  description

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

9.     Information  on  Operating  Segments  -  continued
--------------------------------------------------------------------------------
The FN&SED segment was responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights of ways.

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

The accounting policies of the segments are the same as those described in the Company's annual financial statements. The Company evaluated financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the six month period ended June 30, 2001. Information by operating segment as at and for the six month period ended June 30, 2001:

----------------------------------------------------------------------------------------------------
                                      FC&MS         FN&SE          S&M         NS         Total
----------------------------------------------------------------------------------------------------

Revenue                           $   294,746      231,520       306,984     102,790   $   936,040
Interest expense                  $    17,463       (2,702)      (10,220)     11,060   $    15,601
Amortization of
   capital assets                 $    59,857       12,465         7,867      56,864   $   137,053
Loss before
   income taxes                   $(1,583,050)    (292,079)     (382,064)   (518,572)  $(2,775,765)
Total assets                      $   872,948      191,014       126,000     781,189   $ 1,971,151
Capital assets                    $   427,763      112,433        50,979     662,968   $ 1,254,143
  Capital asset additions $4,245            -            -         6,598   $  10,843

Reconciliations to consolidated results as at and for the six month period ended June 30, 2001

-------------------------------------------------------------------------
                                    Segmented    Corporate       Total
-------------------------------------------------------------------------
Revenue                           $   936,040            -   $   936,040
Loss before income taxes          $(2,775,765)  (1,935,540)  $(4,711,305)
Total assets                      $ 1,971,151    1,869,517   $ 3,840,668
Capital assets                    $ 1,254,143       41,535   $ 1,295,678
Capital asset additions           $    10,843       18,521   $    29,364

9.     Information  on  Operating  Segments  -  continued


Geographic  information
Information  by  geographic  region  as at and for the six-month period ended June 30, 2002:

---------------------------------------------------------------------------------------
                                        Canada    United States                  Total
---------------------------------------------------------------------- ----------------
Revenue                                $     95,347              -        $     95,347
Interest expense                                $     65,462         17,916        $     83,378
Amortization of capital assets         $     56,789          5,164        $     61,953
  Income (loss) before income taxes    $ (1,867,234)    (1,013,374)       $ (2,880,608)
Total assets                           $  2,456,300         80,964        $  2,537,264
Capital assets                         $    510,911         18,994        $    529,905
Capital asset additions                $     89,714              -        $     89,714
-------------------------------------------------------------------    ----------------

Information by geographic region as at and for the six-month period ended June 30, 2001:


                                   Canada     United  States           Total
------------------------------------------------------------- ---------------
Revenue                         $   889,585          46,455      $   936,040
Interest expense                $    66,380          44,173      $   110,553
Amortization of capital assets  $   140,763           3,808      $   144,571
Loss before income taxes        $(2,640,776)     (2,070,529)     $(4,711,305)
Total assets                    $ 2,030,036       1,810,632      $ 3,840,668
Capital assets                  $ 1,267,482          28,196      $ 1,295,678
Capital asset additions         $    24,379           4,985      $    29,364
------------------------------------------------------------- ---------------

Revenues  are  attributed  to  countries  based  on  location  of  customers.

10.     Earnings  per  Share
--------------------------------------------------------------------------------
The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and fully diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS has not been presented as it is anti-dilutive as a result of having incurred losses in each period. Options that may potentially dilute EPS in the future are listed in note 8.

--------------------------------------------------------------------------------

                                    Six  months  ended  June  30
                                         2002          2001
--------------------------------------------------------------------------------
Basic EPS Computation:
Net loss for the periods             $(2,880,608)  $(4,711,305)
Weighted average outstanding shares   39,579,600    36,967,831
Basic EPS                            $    (0.07)   $     (0.13)

11.     Commitments  and  Contingencies

Lease  commitments

At June 30, 2002, the Company's total obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

           2002                       $     100,669
           2003                              25,767
           2004                              14,532
           2005                              14,532
          ------------------------------------------
           Total                      $     155,500
          ------------------------------------------

The Company was in arrears with respect to several of their operating lease commitments at year-end. Arrears payments plus accrued interest are included in current liabilities as at June 30, 2002.

Contractual  commitments

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

--------------------------------------------------------------------------------

Employment  contracts
The Company has employment agreements and arrangements with its executive officers and certain management personnel. The majority of agreements continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of June 30, 2002, the minimum annual commitment under these agreements was approximately $208,000.

Legal  proceedings
At June 30, 2002, the Company and its wholly owned subsidiaries are involved in various suits, claims, proceedings, and investigations that arise from time to time in the normal course of business.

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

Other proceedings related to default judgments, orders to pay, statements of claim, and small claims court actions served against the Company by secured and unsecured suppliers and other service providers for unpaid accounts. The full amount of all identified claims plus an estimate of interest and costs that may be awarded has been accrued in the accounts in respect of these matters as at June 30, 2002. The Company is working with the creditors to establish suitable payment arrangements. Subsequent to the period end, several of the secured creditors exercised their rights to repossess equipment and vehicles provided to the Company.

12.     Subsequent  Events
--------------------------------------------------------------------------------
     Subsequent  to  the  period  end,  the  following  transactions  occurred:

(a) On August 1, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to purchase directly from the Company on each trading day during the term of the agreement, $15,000 of common stock up to an aggregate of $12.0 million. The agreement was to have an initial term of 40 months, but was subsequently extended to 52 months, with an optional six-month extension at the Company's discretion. The purchase price of shares of common stock will be equal to a price based upon future market price of the common stock without any fixed discount to the market price. The Company has the right to set a minimum purchase price at any time. Fusion may not purchase shares under the agreement if Fusion or its affiliates would beneficially own more than 4.9% of the aggregate outstanding common stock immediately after the purchase. The Company has the right to increase this limitation to 9.9%. Under the terms of the agreement Fusion received 375,000 shares of common stock and warrants to purchase 375,000 shares of common stock at an exercise price of $4.00 per share, as a commitment fee. The combined fair value of the 375,000 shares and the 375,000 warrants to purchase 375,000 shares of $1,162,500 is being charged to operations over the term of the agreement.

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

ITEM  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                       AND  RESULTS  OF  OPERATIONS

The following should be read in conjunction with our Condensed Consolidated Financial Statements for the second quarter ended June 30, 2002.

Overview
--------

We provide broadband connectivity and content delivery solutions to communities that have traditionally been underserved by telecommunications companies. These communities include municipalities, schools, hospitals and commercial, governmental, industrial, and residential complexes whose location makes it more difficult or costly to provide broadband access. We provide these communities with consulting and management services for design, development, operation, marketing, and sales. We have significantly reduced our costs while adding additional industry experts to our team. The acquisition of Wisper Network's broadband business has brought to us a network footprint in the Greater Toronto Area. As a network partner, we work with communities to make their network ventures successful. We provide wireless telecommunications services and resell DSL service to small and medium-sized enterprises in communities that we believe have traditionally been underserved by telecommunications providers. We intend to expand our business by exploiting the anticipated increased connectivity of our customers and offering a range of enhanced services including Internet-based telephony under the name "voice2u" and managed e-community portals. We currently have approximately 200 customers for our services, all of which are located in Canada. Our activities are presently limited to Canada and the United States. We are not a telecommunications carrier nor do we provide regulated telecommunications services.

In early 2001, we commenced a strategic shift in our business strategy to our present model. Prior to that time, we expected to build our relationships with communities through our infrastructure expertise as our business primarily involved design, construction and maintenance of broadband infrastructure as a third party contractor for large telecommunications companies and electric utilities building their own telecommunications network. While that business resulted in multi-million dollar build-out contracts, it was dependent on the health of the telecom industry and the financial health of our telecom customers. It was also labor-intensive and limited in its ability to produce recurring revenue streams from value-added products and services. Revenues from design, construction, and maintenance services (and sales of related products) were approximately $1.22 million in 2001 and $5.65 million in 2000. The decrease reflects adverse conditions in the telecom market as well as our change in business strategy. In connection with our new focus, we disposed of a number of capital assets, reduced our employee base from approximately 180 employees to our current level of 9 employees, and implemented other cost-cutting measures.

STRATEGY
--------

Our goal is to become a leading telecommunications solutions provider. Our strategy includes the following key elements:

- "Partner" With Communities - Our goal is to be viewed as a partner with communities in the successful deployment and operation of broadband networks. We believe that access owners, including municipalities, can play a key role in marketing broadband access and related products and services to their constituents. We will seek mutually beneficial compensation arrangements with these groups (e.g. co-branding/co-marketing agreements and revenue-sharing arrangements) in order to motivate these groups to promote broadband-based products and services to their constituents. We intend to seek equity participation in certain projects. We also intend to offer community portals, which would act as a vehicle through which value-added features could be offered to community constituents. We refer to our partnership with these groups as "SmartCommunities."

     - Offer Comprehensive Broadband Solutions - Our goal is to provide the management for complete broadband solutions including network design, project management for network construction, broadband connectivity through reseller arrangements, wireless connectivity installation, Internet-based telephony, managed e-community portals, and a comprehensive portfolio of broadband content and value-added services. As a solutions integrator, we believe that our independence, commitment to universal access and open networks and turnkey solutions provide attractive and competitive attributes to our business.

     - Target Underserved Communities - We will seek to exploit anticipated growth in broadband access and related services, particularly among smaller communities. A recent Nielson/NetRatings survey concluded that 44.8% of United States Internet broadband users live in the top 10 largest metropolitan areas. Further, the Gartner Group predicts that broadband Internet access penetration will exceed 75% by 2005 up from 50% in 2002. Roughly, two-thirds of the North American population is located smaller communities. In addition, some areas in major centers are underserved. Thus, we expect the growth rate of broadband in smaller communities to double that of the major metropolitan areas.

     - Leverage Experience and Relationships - Our historical activities designing, engineering, constructing, and maintaining networks for communities have provided our management with valuable industry experience and relationships in our target markets. It has also played an important role in shaping our new business strategy. We intend to leverage our industry experience and relationships to successfully implement our business.

     - Grow Through Qualified Acquisitions and Strategic Relationships - We intend to pursue business partnering, acquisitions, and other strategic relationships to expand our customer base, our ability to offer turnkey solutions and geographic presence. We believe that the communication services industry is highly fragmented, consisting of a large number of smaller, regional businesses and presents significant opportunities for consolidation. We plan to target those businesses with high quality management and strong performance records and to integrate such acquired operations into our organization.

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

OPERATING  SEGMENTS

Operations are evaluated based on two reportable geographic segments: Canada and the United States. Prior to the Company's refocus of its business, operations were organized into segments based on the nature of products and services provided. The Company's operations were classified into four reportable operating segments:

- Fiber Construction and Maintenance Services ("FCMS") is responsible for building and maintaining the telecom infrastructure including long-haul network builds, regional networks, community networks, and in-building networks. The focus is on physical infrastructure to support telecommunications encompassing fiber, wireless and copper based telecommunications.
- Fiber Network and System Engineering and Design ("FN&SED") is responsible for all engineering and design activities including permits, designs, mapping, GIS, structural design, engineered drawings, network design, equipment specifications, research and development and the securing and perfecting of rights-of-ways.
- Sales and Marketing ("S&M") is responsible for all direct sales, which involve the sale of telecom infrastructure products to telecommunication companies, telecommunication services on behalf of telecommunications companies and services on behalf of the right-of-way owners. The segment also acts as broker for sales of rights-of-ways.
- Network Services ("NS") is a support service for the other operating segments.

Following the refocus the Company is no longer organized into reportable operating segments other than geographic segments.

RESULTS  OF  OPERATIONS

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation adopted in the current period financial statements.

REVENUES

Total revenues decreased $239,000, or 80% to $58,000 for the three months ended June 30, 2002 from $297,000 for the three months ended June 30, 2001. Total revenues decreased $841,000, or 90% to $95,000 for the six months ended June 30, 2002 from $936,000 for the six months ended June 30, 2001. The decrease is largely attributable to a reduction in the volume of network design, engineering, construction, and maintenance work from our third party contracting activities. We believe that the reduction in volume of work is principally attributable to poor overall conditions in the network engineering and construction markets. In addition, we changed our business strategy to focus on further developing our SmartCommunity model. Approximately 80% of the revenue generated in the three months ended June 30, 2002 is attributable to new business model.

COST  OF  SALES

Cost of sales decreased $382,000 or 79%, to $99,000 for the three months ended June 30, 2002 from $481,000 for the three months ended June 30, 2001. Cost of sales decreased $890,000 or 71%, to $359,000 for the six months ended June 30, 2002 from $1,249,000 for the six months ended June 30, 2001. The decrease corresponds to the decrease in revenue, which is offset by the fact, that some of the Company's cost of sales are fixed. These fixed costs include equipment rental, lease commitments for equipment, amortization costs, salaries to engineers, and trade staff. In the short term, we are unable to reduce these costs proportionally with the reduction of the revenue.

GROSS  PROFIT

Gross profit for the three months ended June 30, 2002 was a negative $40,000 (-70% of revenues) versus a negative $183,000 (-62% of revenues) in 2001. Gross profit for the six months ended June 30, 2002 was a negative $263,000 (-276% of revenues) versus a negative $313,000 (-33% of revenues) in 2001. The decrease in gross profit reflects the inactivity in the construction area while continuing to pay the lease costs of the equipment and other continued fixed costs as the Company continued to refocus its business strategy.

SELLING,  GENERAL,  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administration expenses decreased $519,000, or 54%; to $437,000 for the three months, ended June 30, 2002 from $957,000 for the three months ended June 30, 2001. Selling, general and administration expenses decreased $1,152,000, or 49%; to $1,202,000 for the six months, ended June 30, 2002 from $2,354,000 for the six months ended June 30, 2001. The decrease is largely attributed to our shift in business strategy and associated reductions in administrative, executive, management and other support salaries, and their associated overhead expenses and a reduction in printing and other office costs.

STOCK  BASED  COMPENSATION

Stock based compensation expense for the three months ended June 30, 2002 was $87,000 versus $862,000 for the three months ended June 30, 2001. Stock based compensation expense for the six months ended June 30, 2002 was $499,000 versus $1,755,000 for the six months ended June 30, 2001. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Issuances to consultants are accounted for under the fair value method of SFAS 123. During the period, options to purchase an aggregate of 2,095,875 were re-priced from their original exercise prices of between $3.75 to $5.00 to $0.75 per share as a result of market conditions. The re-priced options are accounted for using variable plan accounting as prescribed by FIN 44. The compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. As at June 30, 2002, there were 5,175,750 stock options outstanding with a weighted average exercise price of $0.41.

INTEREST  AND  FINANCING  COSTS

Interest and financing increased $277,000 or 384% to $347,000 for the three months ended June 30, 2002, from $72,000 for the three months ended June 30, 2001. Interest and financing increased $650,000 or 585% to $761,000 for the six months ended June 30, 2002, from $111,000 for the six months ended June 30, 2001. This was a direct result of increased financing necessary for capital expenditures and to fund the operating losses. During the first six months of the current year, the Company experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. The company is late in remitting payroll withholding and sales taxes to the tax authorities.

GOODWILL

In accordance with SFAS 142 goodwill is not amortized on an annual basis but instead tested for impairment. At June 30, 2002, the value of goodwill $121,000 associated with Wisper transaction was considered to be impaired and written off to income in the three months ended June 30, 2002. Although we were required to write-off these assets, the acquisition of Wisper Network's broadband business has brought to us a network footprint in the Greater Toronto Area and key employees to implement our new model.

DEPRECIATION  AND  AMORTIZATION

Depreciation and amortization decreased $45,000 or 76% to $14,000 for the three months ended June 30, 2002, from $59,000 for the three months ended June 30, 2001. Depreciation and amortization decreased $83,000 or 57% to $62,000 for the six months ended June 30, 2002, from $145,000 for the six months ended June 30, 2001. The decrease was the result of a substantial reduction in capital assets primarily in the construction divisions.

NET  LOSS

The Company incurred losses before income taxes for the three months ended June 30, 2002 of $1.05 million compared to a loss before income taxes of $2.2 million for the three months ended June 30, 2001. Non-cash stock based compensation accounted for $87,000 of the loss in the three months ended June 30, 2002, compared to $862,000 for the three months ended June 30, 2001. The Company incurred losses before income taxes for the six months ended June 30, 2002 of $2.9 million compared to a loss before income taxes of $4.7 million for the six months ended June 30, 2001. Non-cash stock based compensation accounted for $499,000 of the loss in the six months ended June 30, 2002, compared to $1,755,000 for the six months ended June 30, 2001.

WORKFORCE

Since the beginning of the fiscal year, we adjusted our workforce from a peak of 19 people to our current level of 9.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our company has incurred losses since inception and, at June 30, 2002, has a deficit as of $(16,844,764) and a working capital deficiency of $(3,705,573). We have been unable to consistently meet our payroll obligations, trade obligations, and long-term debt commitments as they become due. These factors raise substantial doubt as to our ability to continue as a going concern. See the Review Engagement Report on the Interim Consolidated Financial Statements included herein as well as the Notes referred to in such report.

During the year, the Company experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. Three of the operating operations were late in remitting payroll withholding and sales taxes to the tax authorities.

Our operations have been funded to date through a combination of cash flow from operations and equity and debt financings. Based on our current plan of operation, we anticipate that our existing cash resources, including available credit lines and existing credit commitments will not be sufficient to satisfy our operations beyond the next 12 months.

In an effort to improve our ability to obtain equity-based financing, effective June 6, 2002, certain of our existing stockholders holding an aggregate of 32,829,765 shares of common stock, including shares underlying then outstanding options, agreed to lock-up their shares and options pursuant to an agreement each of them entered into with our company (the "Lock-up Agreement"). The Lock-up Agreement generally prohibits sales of such shares until April 30, 2003, subject to certain exceptions.

For the six months ended June 30, 2002, the Company's net cash used in operating activities was $1,459,000 ($914,000 in 2001). This amount includes adjustments for non-cash items comprised of depreciation and amortization of $83,000 ($145,000 in 2001), stock option compensation of $499,000 ($1,755,000 in 2001), amortization of deferred charges of $174,000 (Nil in 2001), the issuance of warrants of $5,000 (Nil in 2001), and losses from significantly influenced investments and disposals of capital assets totaling $58,000 ($63,000 in 2001).

For the six months ended June 30, 2002 net cash used in investing activities was $48,000 principally attributable to the sale of capital assets. For the six months ended June 30, 2001, net cash used in investing activities was $29,000, which consisted of additions to property, plant, and equipment.

For the six months ended June 30, 2002, net cash provided by financing activities of $2.0 million, included net proceeds from the increase in bank indebtedness of $643,000 and net proceeds on term debt and convertible debentures of $1,339,000 and a decrease in due from related parties of $19,000. For the six months ended June 30, 2001 net cash provided by financing activities of $1.0 million included net proceeds from the issue of share capital of $961,000 offset by net repayments on long-term debt of $12,000, and an increase in bank indebtedness of $12,000 and the net decrease in due from related parties of $76,000.

Upon approval by Wisper Networks' shareholders of our planned acquisition of its wireless network business, we will be committed to pay the purchase price as follows: $364,000 CDN, of which $180,000 CDN is payable in 12 monthly installments of $15,000 CDN in cash, or under certain circumstances, shares of common stock at market value. In addition, we assumed liabilities as part of the transaction, currently estimated at $115,000 CDN. The agreement also provides for adjustments to the purchase price based upon annual recurring revenue during the 60 days following the date of the agreement, May 14, 2002, which is currently estimated to be $364,000 CDN. The resulting balance will be paid in shares price at $0.69 on May 15, 2003, subject to registration with the Ontario Securities Commission.


FUSION  EQUITY  LINE

On August 1, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion agreed to purchase shares of our common stock on each trading day during the term of the agreement in an amount not to exceed $15,000 per day (unless our stock price exceeds $7.00 per share), up to an aggregate of $12.0 million during the term of the agreement. The agreement was to have an initial term of 40 months, but was recently extended to 52 months, with an optional six-month extension at our discretion. The purchase price of the shares of common stock will be equal to the lowest sale price of our common stock on the purchase date; or the average of the three (3) lowest closing sale prices of our common stock during the fifteen (15) consecutive trading days prior to the date of a purchase by Fusion.

We have the right to suspend or limit purchases and to terminate the agreement at any time. Notwithstanding the foregoing, Fusion may not purchase shares of common stock under the common stock purchase agreement if Fusion or its affiliates would beneficially own more than 4.9% of our then aggregate outstanding common stock immediately after the proposed purchase. If the 4.9% limitation is ever reached, we have the option to increase this limitation to 9.9%. If the 9.9% limitation is ever reached, this limitation will not limit Fusion's obligation to fund the daily purchase amount. Fusion must liquidate holdings to remain below the 9.9% threshold, however it does not limit their funding obligation.

We have the right to set a minimum purchase price ("floor price") at any time. If our stock price trades at a level that results in a purchase price below the floor price, Fusion will not be permitted or obligated to purchase our stock under the agreement. Currently, the floor price is $2.50. We can increase or decrease the floor price at any time upon one trading day prior notice to Fusion.

Fusion has agreed that neither it nor any of its affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement.

Fusion may terminate the common stock purchase agreement without any liability or payment to the Company upon the occurrence of certain events including our failure to maintain an effective registration covering resale of the purchased shares, our failure to maintain trading in our common stock, in each case for certain periods of time, our default of payment obligations in excess of $1 million, actual or threatened bankruptcy by us and our material breach of the representations and warranties contained in the agreement.

In consideration for its commitment under the agreement, we issued to Fusion, for no additional consideration, 375,000 shares of our common stock, and warrants to purchase 375,000 shares of our common stock at an exercise price of $4.00 per share. Unless an event of default occurs, Fusion must maintain ownership of 375,000 shares of our common stock (i) for a period of 40 months from the date of the common stock purchase agreement, or (ii) until such date as the common stock purchase agreement is terminated.

Until the termination of the common stock purchase agreement, we have agreed not to issue, or enter into any agreement with respect to the issuance of, any variable priced equity or variable priced equity-like securities unless we have obtained Fusion's prior written consent.

To gain Fusion's consent to proceed with the June 2002 Private Placement and in consideration for Fusion's extension of the agreement term to 52 months, we reduced the exercise price of the warrants to $1.00.

On July 31, 2002, we applied for an order granting withdrawal of its Registration Statement on Form S-3, File No. 333-66940, filed with the Securities and Exchange Commission on August 6, 2001, covering resale of the shares to be purchased by Fusion. We intend to file a new registration statement covering such shares following effectiveness of the pending registration statement covering resale of the June 2002 private placement shares. We will not be able to draw upon the Fusion facility until such registration statement is declared effective.


PALM  TRADING  CREDIT  FACILITY

In July 2001, we established a line of credit with Palm Trading Limited ("Palm"). We may draw upon the line of credit in one or more traunches in an aggregate principal amount not to exceed $500,000 (the "Credit Line"). Each draw down may be for a minimum of $10,000 up to a maximum of $50,000. Outstanding balances accrue interest at a rate of 8% per annum, compounded monthly. We may draw upon the credit line approximately once per month. The line of credit shall be repaid on the earlier of such date as we have adequate cash reserves, as determined by our Audit Committee, or July 27, 2003. Upon each draw down under the line of credit, we are obligated to issue warrants to Palm based on the following formula:

#  of  Warrants  =  (Funds  Advanced  /  20-day  Average  Trading  Price)  * 15%

Each warrant is exercisable at a price that is 15% greater than the 20-day average trading price prior to the date of issuance. For financial statement purposes, the fair value of the warrants is estimated on the date of grant using the Black-Scholes pricing model. At June 30, 2002, 37,386 warrants had been issued in connection with this loan.

LAURENTIAN  BANK  CREDIT  FACILITY

On February 22, 2002, we established a credit facility with Laurentian Bank of Canada. The facilities provide for an operating line of credit up to $2.5 million CDN, a $1 million CDN contract forward facility, and credit cards with a $50,000 spending limit. The line of credit is to be fully secured by cash deposits. The line of credit bears interest at the bank's prime lending rate plus 0.5% if the facility is fully utilized and supported by cash deposits and at prime plus 1.5% if the cash collateral is less than $2.5 million CDN. In addition, we have provided Laurentian Bank a general security interest covering substantially all of our assets, as well as corporate cross guarantees from our subsidiaries.

At June 30, 2002, $800,000 CDN was being utilized under the line of credit. To fund the cash collateral, on February 15, 2002 we borrowed $800,000 CDN from 1463549 Ontario Inc., an unrelated third party investor. The loan requires monthly interest only payments of $8,834.34 CDN and matures on August 15, 2002. The loan bears a 10% monthly payment penalty in the event of default at maturity and a penalty for early termination equal to three months of interest. We agreed to pay all costs associated with establishing the loan. We also agreed to issue to the lender, upon maturity or earlier repayment and for no additional consideration, 5,500 shares of our common stock for each day the loan is outstanding up to a maximum of 1,000,000 shares. These shares do not bear registration rights.

As part of the credit facility with Laurentian, we obtained a $1,000,000 CDN contract forward facility. The facility permits us to borrow up to 70% of the value of the contracts the bank deems is qualified.

JUNE  2002  CONVERTIBLE  DEBT  FINANCING

On June 25, 2002, we entered into an agreement with AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC, and AJW/New Millennium Offshore, Ltd. for the private placement of $1,500,000 principal amount of secured convertible debentures. The debentures are convertible into shares of our common stock in accordance with an agreed upon formula (see below). Under the agreement, the investors purchased an aggregate of $500,000 principal amount of debentures on June 25, 2002, the second installment of $500,000 was paid on August 9, 2002, within 10 days of our filing this resale registration statement and the remaining and the investors are committed to purchase the balance of $500,000 within 10 days following the effective date of such registration statement. For each $1.00 principal amount of debentures purchased, the investors will also receive a warrant to purchase one share of our common stock, resulting in warrants to purchase an aggregate of 1,500,000 shares of our common stock being issued upon completion of the investors' full funding commitment. The warrants are exercisable in full on the date of grant at an exercise price $0.30 per share (subject to antidilution adjustment) and expire June 25, 2005.

We intend to utilize the proceeds of the financing for launching voice2u, our Internet-based telephony product, expanding our wireless network, marketing and sales promotion, internal corporate infrastructure development, and general working capital requirements.

The  primary  terms  of  the  debentures  are  as  follows:

     -    Entire  principal  amount  will  mature  on  June  25,  2003.

     - The debentures bear interest at 12% per annum with interest payments due quarterly, payable in cash or shares of Common Stock at our option

     - The debenture holders have the option to convert any unpaid principal (plus accrued and unpaid interest and other amounts owing under the debentures) into shares of our common stock at any time after the original issue date at the then applicable conversion price (subject to certain limitations).

     - The conversion price per share in effect on any conversion date shall be the lesser of (i) $0.50 per share and (ii) 55% of the average of the lowest three intra-day trading prices during the twenty trading days immediately preceding the applicable conversion date.

     - The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid (plus any other amounts owing under the debentures). Our right to prepay the debentures expires 30 days after issuance of the debentures.

     - The Debentures are secured by all of our assets as well as the assets of our subsidiaries. Pending entering into of a subordination agreement with our existing primary lender, Laurentian Bank of Canada, the Debentures are also secured by 3,000,000 shares of Common Stock owned by Mr. Angelo Boujos, our Chairman, and a principal stockholder of our company.

     - The Debentures include significant penalties if we fail to pay amounts owing under the Debentures in a timely manner and if we otherwise breach our obligations under the Debentures.


The shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been included in a registration statement for resale by the selling security holders pursuant to a registration rights agreement between us and the selling security holders. The registration statement has not yet been declared effective.

OTHER

As of June 30, 2002, we were owed, on a net basis, an aggregate of approximately $26,000 from officers and directors. Amounts due to and from officers and directors are non-interest bearing, due on demand and have no fixed repayment term.

At June 30, 2002, we owed approximately $50,000 under a loan from the FSC Group that was originally scheduled to mature on February 18, 2002. The loan bore interest of 45,000 shares of common stock. Due to cash constraints, we continue to extend the maturity of the loan to and thereby became obligated pursuant to the terms of the loan to issue an aggregate of 750,000 additional shares of common stock to the lender.

On April 1, 2002, we entered into a loan agreement with Invicta Financial pursuant to which we agreed to reimburse that entity for $20,000 it paid in July 2001 to list our common stock on the Third Tier of the Frankfurt Stock Exchange. Under the agreement, we agreed to repay the full $20,000 plus interest at 13.25% per annum and origination fees of $22,000. We may repay the loan at any time and the loan does not have a maturity date.

GOING  CONCERN  CONSIDERATIONS

The Company has incurred losses to date and has a deficit, to date, of $(16,844,764) and a working capital deficiency of $(3,705,573). In addition, we have been unable to consistently meet our payroll obligations, trade obligations, and long-term debt commitments as they become due. These factors raise substantial doubt on the Company's ability to continue as a going concern. The liquidity of the Company has been adversely affected by continuing losses and shortage of cash resources. The Company continues to seek financing both in the form of debt and equity and its ability to continue as a going concern is dependant on the success of these efforts. Please refer to Note 1 of, and the Review Engagement Report on, the Combined Financial Statements for the six months ended June 30, 2002. The Management believes that the availability of the Laurentian Bank Credit Facility, $1.5 million private placement financing, the Palm Trading Credit Facility, and Fusion financing facility may alleviate some of the Company's cash flow needs, however, there can be no assurance in this regard.

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


RECENT  ACCOUNTING  PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", that supersedes APB Opinion 16 and various related pronouncements, was effective for all business combinations initiated after June 30, 2001. In general, SFAS 141 states that all business combinations are accounted for as purchase transactions with the pooling-of-interests method being no longer acceptable. In addition, SFAS 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. The Company will adopt this standard on all future acquisitions.

Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill, and Other Intangible Assets" supersedes APB Opinion 17 and related interpretations and is effective for the Company on January 1, 2002. In general, SFAS 142 establishes new rules on accounting for goodwill and other intangible assets acquired in a business combination. In addition, SFAS 142 reaffirms that intangibles acquired in other than a business combination be initially recognized at fair value and that the costs of internally developed intangible assets be charged to expense as incurred. The adoption of this standard is not expected to have a material impact on the Company.

Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for Impairment or Disposal of Long-Lived Assets" replaces SFAS 121 and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The standard is effective for us as of January 1, 2002. The adoption of this standard is not expected to have a material impact on our company.


FORWARD  LOOKING  STATEMENTS

Statements included in this quarterly report on Form 10-QSB which are not historical in nature, are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words including "anticipate", "await", "envision", "foresee", "aim at", "believe", "intends", "estimates", "expect", "anticipate" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, are subject to significant risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Readers are directed to the Company's registration statement on Form SB-2 filed in July 2002 and other filings with the U.S. Securities and Exchange Commission for additional information and a presentation of the risks and uncertainties that may affect the Company's business and results of operations.

                           PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

There have been no material developments in legal proceedings previously reported in the Company's periodic reports filed with the U.S. Securities and Exchange Commission. The Company and/or its affiliates are party to a number of lawsuits. Litigation in general can be expensive and disruptive to normal business operations and the results of complex legal proceedings are difficult to predict. The Company believes it has defenses in each of the suits currently pending against it and intends to vigorously contest each of the matters. An unfavorable resolution of one or more of the currently ongoing lawsuits could adversely affect the business, results of operations, or financial condition.

Further information regarding status of pending proceedings may be found in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 as well as the Company's registration statement on Form SB-2 filed with the Commission in July 2002.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds

Not  Applicable

Item  3.  Defaults  Upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Not  Applicable.

Item  5.  Other  Information.

In April 2002, we entered into a marketing agreement with EBI Communications, Inc. pursuant to which EBI agreed to supply us with its gateway devices designed to enable users to communicate over EBI's Internet-based telephony least cost routing network. Under the agreement, we acquired worldwide rights to market and sell the devices and least cost routing service on a private label basis under our own brand name, voice2u. Our rights are nonexclusive; subject to our right to convert the agreement to an exclusive basis during the first year upon payment of an agreed sum to EBI. The agreement became effective on June 25, 2002.

Item  6.  Exhibits  and  Reports

Reports  on  Form  8-K:

On July 2, 2002, we filed a current report on Form 8-K with the U.S. Securities and Exchange Commission relating to a $1.5 million funding commitment.

Exhibits:

Exhibit  No.     Description  of  document
-----------    ------------------------------------------------------------

99.1            Certification  Of  Chief  Executive  Officer  and Principal
                Financial Officer  Pursuant  to  18  U.S.C.  1350.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSE2U  INC.