Form 10QSB
period 2002-09-30
UNIVERSE2U INC
filed 2002-11-19
CIK 1094089

================================================================================


                                 -------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                                 -------------

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002.

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

     8500 Leslie Street, Suite 500,
          Thornhill, ON, Canada                                    L3T 7M8
        (Address of Principal                                     (Zip Code)
          Executive Offices)

     30 West Beaver Creek Rd, Suite 109
        Richmond Hill, ON, Canada                                  L4B 3K1
            (Formerly)                                            (Zip Code)

                                 (905) 731-9459
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's common equity as of September 30, 2002: 40,966,200 shares of Common Stock, $.00001 par value.


================================================================================


INDEX                                                                                 Page #


Part I.   UNIVERSE2U INC. FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)                                               1

          Unaudited Interim Consolidated Balance Sheet - September 30, 2002.             3

          Unaudited  Interim  Consolidated  Statements  of Deficit  for the nine
          fiscal months ended September 30, 2002 and September 30, 2001.                 4

          Unaudited  Interim  Consolidated  Statements of Operation for the nine
          fiscal months ended September 30, 2002 and September 30, 2001.                 5

          Unaudited Interim Consolidated  Statements of Operations for the three
          fiscal months ended September 30, 2002 and September 30, 2001.                 6

          Unaudited Interim  Consolidated  Statements of Cash Flows for the nine
          fiscal months ended September 30, 2002 and September 30, 2001                  7

          Notes to Consolidated Financial Statements                                     8

Item 2.   Management's Discussion and Analysis Of Financial Condition and
          Results of Operations                                                         23


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                             35
Item 2.   Changes in Securities and Use of Proceeds                                     35
Item 3.   Defaults upon Senior Securities                                               35
Item 4.   Submission of Matters to a Vote of Security Holders                           35
Item 5.   Other Information                                                             35
Item 6.   Exhibits and Reports on Form 8-K                                              36

SIGNATURES                                                                              36

PART I.  FINANCIAL INFORMATION.

Unaudited Consolidated Financial Statements

Quarter ended September 30, 2002.

The consolidated financial statements for the nine months ended September 30, 2002 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such period. Results of operations for the nine months ended September 30, 2002, are not necessarily indicative of results of operations that will be realized for the year ending December 31, 2002.


                                 Universe2U Inc.

               Unaudited Interim Consolidated Financial Statements

                               September 30, 2002

                           (expressed in U.S. dollars)

                                                       REVIEW ENGAGEMENT REPORT


To the Shareholders of
Universe2U Inc.

We have reviewed the interim consolidated balance sheet of Universe2U Inc. as at September 30, 2002, and the interim consolidated statements of deficit, operations and cash flows for the nine month and three month periods then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States.

The Company has incurred losses to date, has a deficit, to September 30, 2002 of $(18,279,592), has a working capital deficiency of $4,692,647 and used $1,775,101 of cash for operating activities during the period. In addition, the Company has been unable to meet its payroll obligations, trade obligations, and long-term debt commitments as they become due. These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as a result of the Company's inability to locate sufficient financing (SEE NOTES 1, 8 AND 12).


                                  SIGNED:  "MOORE STEPHENS COOPER MOLYNEUX LLP"


                                            CHARTERED ACCOUNTANTS

Toronto, Ontario
November 8, 2002

Universe2U Inc.





UNAUDITED INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)


ASSETS
    CURRENT ASSETS
    Cash and cash equivalents (NOTE 4) .................................          $    630,040
    Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $NIL)                34,949
    Due from officers and directors (NOTE 3) ...........................                72,798
    Prepaid expenses and deposits ......................................               379,443
------------------------------------------------------------------------          ------------
                                                                                     1,117,230
    Deferred charges (NOTE 8) ..........................................               779,603
    Capital assets (AT COST LESS ACCUMULATED AMORTIZATION OF $293,249) .               279,440
------------------------------------------------------------------------          ------------
                                                                                  $  2,176,273
========================================================================          ============
LIABILITIES
    CURRENT LIABILITIES
    Bank indebtedness (NOTE 5) .........................................          $    654,510
    Accounts payable and accrued liabilities ...........................             3,276,141
    Income taxes payable ...............................................                52,865
    Deferred revenue ...................................................                16,784
    Current portion of loans payable (NOTE 6) ..........................               962,147
    Convertible debenture (NOTE 7) .....................................               847,430
------------------------------------------------------------------------          ------------
                                                                                     5,809,877
    Loans payable (NOTE 6) .............................................                 5,033
------------------------------------------------------------------------          ------------
                                                                                     5,814,910
------------------------------------------------------------------------          ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11) ................................                  --

SHAREHOLDERS' EQUITY
    Share capital (NOTE 8)
    Authorized:  100,000,000 Common shares, $0.00001 par value
    Issued and outstanding:  41,233,725 Common shares ..................                   412
    Additional paid in capital (NET OF SHARE ISSUANCE COSTS OF $341,237)            16,281,254
    Accumulated other comprehensive income .............................               134,289
    Deposit on net asset acquisition (NOTE 12A) ........................            (1,775,000)
    Deficit ............................................................           (18,279,592)
------------------------------------------------------------------------           ------------
                                                                                    (3,638,637)
------------------------------------------------------------------------           ------------
                                                                                  $  2,176,273
========================================================================          ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Universe2U Inc.
--------------------------------------------------------------------------------




UNAUDITED INTERIM CONSOLIDATED STATEMENT OF DEFICIT
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                            2002                   2001
-------------------------------------------------------       ------------------
DEFICIT, BEGINNING OF PERIODS          $(13,964,156)          $ (4,661,716)
    Net loss for the periods             (4,315,436)            (6,420,721)
-------------------------------------------------------       ------------------
DEFICIT, END OF PERIODS .....          $(18,279,592)          $(11,082,437)
=======================================================       ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Universe2U Inc.
--------------------------------------------------------------------------------




UNAUDITED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


                                                                     2002                  2001

REVENUE ............................................          $    155,899           $  1,148,146
COST OF SALES ......................................               434,330              1,659,292
--------------------------------------------------------------------------           ------------
GROSS (LOSS) .......................................              (278,431)              (511,146)
--------------------------------------------------------------------------           ------------
EXPENSES
    Selling, general and administration ............             1,861,609              3,334,001
    Stock based compensation (NOTE 8) ..............               809,533              2,251,345
    Interest and financing costs ...................             1,157,249                129,764
    Impairment of goodwill (NOTE 4) ................               120,946                   --
    Depreciation and amortization ..................                87,668                131,004
--------------------------------------------------------------------------            -----------
                                                                 4,037,005              5,846,114
--------------------------------------------------------------------------            -----------
LOSS FROM OPERATIONS ...............................            (4,315,436)            (6,357,260)
SHARE OF LOSS OF SIGNIFICANTLY INFLUENCED INVESTMENT                  --                  (63,461)
--------------------------------------------------------------------------            -----------
LOSS BEFORE PROVISION FOR INCOME TAXES .............            (4,315,436)            (6,420,721)
    Provision for income taxes .....................                  --                     --
--------------------------------------------------------------------------            -----------
NET LOSS FOR THE PERIODS ...........................          $ (4,315,436)          $ (6,420,721)
==========================================================================            ===========
NET LOSS PER SHARE - BASIC (NOTE 10) ...............          $      (0.11)          $      (0.17)
==========================================================================            ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ................            40,114,713             37,274,984
==========================================================================            ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Universe2U Inc.
-------------------------------------------------------------------------------




UNAUDITED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------



                                                        2002                   2001
----------------------------------------------------------------         -----------
REVENUE ...............................          $     60,552           $    212,106
COST OF SALES .........................                75,820                410,334
----------------------------------------------------------------         -----------
GROSS (LOSS) ..........................               (15,268)              (198,228)
----------------------------------------------------------------         -----------
EXPENSES
    Selling, general and administration               659,837                980,135
    Stock based compensation (NOTE 8) .               310,201                496,130
    Interest and financing costs ......               396,527                 19,211
    Depreciation and amortization .....                52,995                 15,712
---------------------------------------------------------------          -----------
                                                    1,419,560              1,511,188
---------------------------------------------------------------          -----------
LOSS BEFORE PROVISION FOR INCOME TAXES             (1,434,828)            (1,709,416)
    Provision for income taxes ........                  --                     --
---------------------------------------------------------------          -----------
NET LOSS FOR THE PERIODS ..............          $ (1,434,828)          $ (1,709,416)
===============================================================          ===========
NET LOSS PER SHARE - BASIC (NOTE 10) ..          $      (0.03)          $      (0.05)
===============================================================          ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ...            41,167,445             37,879,275
===============================================================          ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Universe2U Inc.
--------------------------------------------------------------------------------




UNAUDITED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                          2002                 2001
-----------------------------------------------------------------------------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss for the periods ..............................          $(4,315,436)          $(6,420,721)
    Items not affecting cash
        Amortization of capital assets and goodwill .......              259,038               218,339
        Amortization of deferred charges ..................              237,585                  --
        Stock option compensation (NOTE 8) ................              809,533             2,251,345
        Issuance of warrants ..............................              108,339                  --
        Issuance of shares for financing fees .............              590,185                  --
        Equity loss of significantly influenced investment                  --                  63,461
        Loss on disposal of capital assets ................              216,729                  --
--------------------------------------------------------------------------------            ----------
                                                                      (2,094,027)           (3,887,576)
    Other sources (uses) of cash from operations
       Decrease in accounts receivable ....................              103,629             1,283,422
       Decrease in inventory ..............................               33,674               140,102
       (Increase) decrease in prepaid expenses and deposits             (241,148)               26,739
       Increase in accounts payable and accrued liabilities              402,819             1,196,501
       Increase in deferred revenue .......................               16,784                  --
       Increase in income taxes ...........................                3,168                 6,854
--------------------------------------------------------------------------------             ---------
                                                                      (1,775,101)           (1,233,958)
--------------------------------------------------------------------------------             ---------
CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of capital assets ............................              (91,350)              (29,364)
    Proceeds on disposal of capital assets ................               41,888                  --
--------------------------------------------------------------------------------             ---------
                                                                         (49,462)              (29,364)
--------------------------------------------------------------------------------             ---------
CASH FLOW FROM FINANCING ACTIVITIES
    Repayments on long-term debt ..........................             (150,645)              (15,779)
    Proceeds from issue of share capital ..................                 --               1,078,188
    Increase (decrease) in bank indebtedness ..............              633,338              (121,426)
    (Increase) decrease in related party advances .........              (27,754)              178,914
    Proceeds from loans payable ...........................            1,052,692                  --
    Repayments on loans payable ...........................              (85,512)                 --
    Proceeds from convertible debenture ...................            1,000,000                  --
--------------------------------------------------------------------------------             ---------
                                                                       2,422,119             1,119,897
--------------------------------------------------------------------------------             ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................               32,484               124,656
--------------------------------------------------------------------------------             ---------
INCREASE (DECREASE) IN CASH ...............................              630,040               (18,769)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS ...........                 --                  21,216
--------------------------------------------------------------------------------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIODS .................          $   630,040           $     2,447
================================================================================             =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the periods for:
       Income taxes .......................................          $      --             $      --
       Interest ...........................................          $    93,395           $   129,764
================================================================================            ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

     As at September 30, 2002, the Company has incurred significant losses and has a deficit to date of $(18,279,592), has a working capital deficiency of $4,692,647 and used $1,775,101 of cash for operating activities during the period. In addition, the Company has been unable to meet its payroll obligations, trade obligations, and long-term debt commitments as they become due as a result of their cash flow deficiency.

     BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial  information.  Accordingly,  they  do  not  include  all  of  the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB filed on April 15, 2002 for the year ended December 31, 2001.

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

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------




3.   TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------------------------------------------
     As of September 30, 2002, the following balances were due from related parties:

     Officers and directors                   $ 72,798

     The amounts due to and from officers and directors are non-interest bearing, due on demand and have no fixed repayment terms.


4.   GOODWILL (NOTE 12C)
--------------------------------------------------------------------------------
     On May 14, 2002, the Company completed the transaction with Wisper Inc. The Company acquired broadband connectivity customers, supply contracts, agent agreements, and the equipment serving those customers which include: (i) a wireless network with towers in Brampton, Mississauga, and Georgetown,
     Ontario; (ii) know how on deploying fixed wireless ISM networks; (iii) customer care and trouble ticket application; (iv) sales agent agreements; and (v) strategic agreements with key suppliers such as Bell Nexxia and Futureway Communications. The customer base provides the Company with over $344,000 CDN in recurring annual revenue. The physical assets have a current net book value of approximately $136,000 CDN. This transaction was accounted for under the purchase method of accounting. Results of operations of the acquired business are included in the accompanying financial statements since the date of acquisition. In accordance with SFAS 142 goodwill is not amortized on an annual basis but instead tested for impairment. At September 30, 2002 the value of goodwill was considered to be impaired and written off to income.

         Inventory                                    $         9,662
         Prepaid deposits                                      19,786
         Capital assets                                        89,714
         Current liabilities                                  (76,157)
         GOODWILL                                             120,946
---------------------------------------------------------------------
         Total consideration                          $       163,951
---------------------------------------------------------------------
     In exchange for the Wisper Network assets, Wisper Inc. (CDNX: WIP) will receive up to a maximum total of $344,000 CDN worth of Universe2U Inc. shares and cash. The terms of the deal do not require the Company to pay the cash or shares upfront; however, the Company will be assuming a net of $115,470 CDN of liabilities associated with the assets and wholesale expenses of the acquired business. The Company will pay $180,000 CDN in cash or shares over a 12 month period and the balance of $48,530 in shares with a one-year trade restriction. The Agreement has provisions for additional purchase price adjustments.

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.   BANK INDEBTEDNESS (NOTE 12B)
--------------------------------------------------------------------------------
     The Company's credit facility provides for an operating line to a maximum of $2.5 million CDN that must be fully secured by cash deposits, a $1 million CDN contract forward facility, and credit cards with a spending limit of $50,000. As at September 30, 2002, the operating line of $1,000,000 CDN was being fully utilized. In addition to the cash deposits, the Company has provided the following additional security for the credit facilities: (i) a general security agreement over accounts receivable, inventory, intangible assets, and capital assets; (ii) a general postponement of all claims; (iii) an assignment of All Risk Business Insurance; and (iv) corporate cross guarantees from all subsidiaries. The operating line bears interest at the bank's prime lending rate plus 0.5% if the facility is fully utilized and supported by cash deposits and at prime plus 1.5% if the cash deposits are maintained at less than $2.5 million CDN. The month end prime rate as at September 30, 2002 was approximately 4.5% (2001 - 6.25%).


6.   LOANS PAYABLE
--------------------------------------------------------------------------------

                                                                                                      2002        2001
------------------------------------------------------------------------------------------------------------   ---------
Loan payable,  bearing  interest of 45,000  Common  shares of the Company,  balance due at maturity of February 18, 2002.  Loan  provides  for a 60-day  extension  upon payment of a fee of $10,000  CDN.  Penalty  provisions  require a payment of 500,000  Common  shares if loan is not  repaid  by the end of the  first  60-day  period  and an  additional  250,000
Common shares if the loan is not repaid by the end of the second 60-day period ...........          $ 49,951    $   --


Loan payable,  bearing monthly  interest  payments of $8,834 CDN,  balance due at maturity of August 15,  2002.  In  addition,  the Company must provide the lender with 5,500 Common shares of the  Company  for each day the loan is  outstanding  to a maximum  of  1,000,000
Common shares.  The loan also provides for a 10% monthly  payment  penalty in the event of
default at maturity and a payment of 3 months interest for early termination of the loan.           504,032         --


Note payable,  non-interest  bearing,  principal  payments of $15,000 CDN due monthly with
balance due at maturity of May 14, 2003 (NOTE 4).                                                   109,371         --

Notes  payable to trade  creditors,  non-interest  bearing,  requiring  monthly  principal
repayments to July 2005.                                                                             20,390         --
-----------------------------------------------------------------------------------------------------------      --------
      Subtotal                                                                              $       683,744     $   --
-----------------------------------------------------------------------------------------------------------      --------

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


6.   LOANS PAYABLE - CONTINUED
--------------------------------------------------------------------------------

                                                                                                   2002          2001
----------------------------------------------------------------------------------------------------------------------
      Subtotal                                                                              $      683,744      $  --

Loan payable bearing  interest at 8% per annum compounded  monthly.  The loan may be drawn down in  increments of between  $10,000 and $50,000 to a maximum of $500,000.  Any and all outstanding  amounts  shall be  repaid  in full on the  earlier  of (i)  such  date as the
Company has  adequate  reserves as  determined  by the Audit  Committee;  or (ii) July 27,
2003.  The Company  shall also issue  warrants to the lender  under the loan  agreement in the amount  corresponding  to the fair market  value of the  Company's  Common stock as of the date of each  draw down  under  the loan  agreement.  Each of such  warrants  shall be
exercisable at fair market value for 1.15 shares of restricted Company Common stock.              283,436          --
---------------------------------------------------------------------------------------------------------       ------
                                                                                                  967,180          --
      Less:  Current portion                                                                      962,147          --
---------------------------------------------------------------------------------------------------------       ------
                                                                                            $       5,033       $  --
=========================================================================================================       ======


7.   CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

     As at September 30, 2002, the Company has received cash of $1,000,000 in exchange for a one year Convertible Debenture ("Debenture") convertible into shares of the Company's $0.00001 par value common stock and a separate Common Stock Warrant ("Warrant") for the purchase of 1,000,000 shares of common stock. The Debenture is due June 25, 2003 and provides for accrual of interest at a rate of 12% per annum payable quarterly in cash or shares at the option of the Company.

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

     The Warrants give the holder the right to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.30 per share subject to an anti-dilution provision. The Warrants are exercisable on the date of grant and expire on June 25, 2004. The Warrants were assigned a value by the Company equal to approximately $0.10 per warrant or $102,700 based on the exercise price of the warrant and the trading price of the Company's common stock at the date of grant.

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


7.   CONVERTIBLE DEBENTURE - CONTINUED
--------------------------------------------------------------------------------

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

     The investors committed to purchase additional Debentures in the amount of $500,000 on the same terms as above. The final installment of $500,000 is due within 10 days following the effective date of a Registration Statement which is expected to be completed subsequent to the period end.


8.   SHARE CAPITAL
--------------------------------------------------------------------------------

     STOCK OPTIONS

     On June 9, 2000, the Board of Directors adopted the Company's 2000 Equity Incentive Plan ("the Plan"). The Plan provides for the potential grant of options and other securities to employees, directors and consultants of the Company and its subsidiaries. The purpose of the Plan is to provide an incentive to such persons with respect to Company activities. The terms of the awards under the Plan are determined by a Board appointed committee. The Plan was approved and ratified by the shareholders within twelve months of the adoption date. Under the terms of the Plan as approved by the shareholders, 1,500,000 shares of common stock may be issued, with replenishment available under the Plan each year at the discretion of the Board (or the committee of the Board) up to an amount equal to 10% of the Company's outstanding stock. As of September 30, 2002, 4,207,500 (2001 - 1,057,547) options were granted or outstanding under the Plan. Such options have been granted at exercise prices ranging from $0.01 to $1.00 per share and as of September 30, 2002, options to purchase 1,670,733 (2001 - NIL) shares of common stock of the Company were vested.

     As of  September  30, 2002,  an  aggregate of 1,008,250  (2001 - 2,296,750)
     non-Plan stock options were outstanding that had been granted to employees, directors and consultants of the Company and its subsidiaries. Such options had been granted at exercise prices of $0.01 per share and as of September 30, 2002, options to purchase 1,008,250 (2001 - 1,379,047) shares of common stock of the Company were vested.

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.   SHARE CAPITAL - CONTINUED
--------------------------------------------------------------------------------

     The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" for issuances to employees and directors, for services as a director, and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Issuances to consultants are accounted for under the fair value method of SFAS 123. During the period, certain options were re-priced from original exercise prices of between $3.75 to $5.00 to $0.75 per share as a result of market conditions. The re-priced options are accounted for using variable plan accounting as prescribed by FIN 44. This non-cash compensation expense is charged against operations over the vesting period of the options or service period, whichever is shorter, and was $809,533 for the period (2001 - $2,251,345). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

      OPTION ASSUMPTIONS                                  2002      2001
--------------------------------------------------------------      ----
      Dividend yield                                 $      -      $    -
      Expected volatility                                 75%          75%
      Risk free interest rate                           4.28%         4.8%
      Expected option term                                5.0         5.0
      Fair value per share of options granted        $   2.02      $  2.66
-------------------------------------------------------------      -------

     Compensation   expense   recorded   under  FAS  No.  123  would  have  been
     approximately $1,951,058 for 2002 (2001 - $3,858,562), increasing the loss per share by $0.03 in 2002 (2001 - $0.04).

     As at September 30, 2002, details of options outstanding were as follows:

                                              OUTSTANDING                         EXERCISABLE
---------------------------------------------------------------------------------------------
                                         WEIGHTED AVERAGE                    WEIGHTED AVERAGE
                               NUMBER      EXERCISE PRICE         NUMBER       EXERCISE PRICE
---------------------------------------------------------------------------------------------
December 31, 2000            1,661,000           $   0.95        1,188,250          $   0.06
   Granted .......           2,253,762           $   2.72        1,162,500          $   0.66
   Exercised .....            (263,547)          $   0.44             --            $    --
   Expired .......            (546,214)          $   3.08             --            $    --
--------------------------------------------------------------------------------------------
December 31, 2001            3,105,001           $   1.90        2,350,750          $   0.36
   Granted .......           2,753,096           $   0.75          305,000          $   0.67
   Exercised .....            (500,596)          $   0.44             --            $    --
   Expired .......            (141,751)          $   2.73             --            $    --
--------------------------------------------------------------------------------------------
September 30, 2002           5,215,750           $   0.41        2,655,750          $   0.39
--------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.   SHARE CAPITAL - CONTINUED
--------------------------------------------------------------------------------

      As at September 30, 2002, stock options expire as follows:
--------------------------------------------------------------------------------
                      NUMBER               EXERCISE               NUMBER
                 OUTSTANDING                  PRICE          EXERCISABLE
--------------------------------------------------------------------------------
2004                 400,000               $   0.01              400,000
2005                 788,250               $   0.09              788,250
2006                 567,500               $   0.75              567,500
2007               1,140,000               $   0.63              900,000
2008               1,320,000               $   0.46                 --
2009                 850,000               $   0.31                 --
2010                 100,000               $   0.51                 --
2011                  50,000               $   0.51                 --
--------------------------------------------------------------------------------
                   5,215,750               $   0.41            2,655,750
--------------------------------------------------------------------------------

     As at September 30, 2002, details of share purchase warrants outstanding were as follows:
--------------------------------------------------------------------------------
              NUMBER      WEIGHTED AVERAGE
         OUTSTANDING       EXERCISE PRICE          EXPIRY DATE
--------------------------------------------------------------------------------
             621,500      $          5.00                 2002
             377,257      $          4.96                 2003
           1,171,663      $          0.45                 2004
              24,274      $          0.58                 2005
             375,000      $          4.00                 2006
--------------------------------------------------------------------------------
           2,569,694      $          2.54
--------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.   SHARE CAPITAL - CONTINUED
--------------------------------------------------------------------------------

     CONTINUITY OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                       ACCUMULATED
                                                         ADDITIONAL     COMPREHEN-      OTHER COMP-
                                COMMON         PAR        PAID IN      SIVE INCOME       REHENSIVE
                                SHARES        VALUE       CAPITAL        (LOSS)         INCOME (LOSS)     DEFICIT         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------


December 31, 2000 .......     36,758,500    $    367   $  6,330,042                   $    (75,138)   $ (4,661,716)   $  1,593,555
-----------------------------------------------------------------------------------------------------------------------------------
Net loss for the period .           --          --             --     $ (9,302,440)           --        (9,302,440)     (9,302,440)
Exchange differences ....           --          --             --          216,461         216,461            --           216,461
                                                                       ------------
Total comprehensive
   (loss) ...............                                             $ (9,085,979)
                                                                       ------------
Private placements ......        343,452           3        915,252                           --              --           915,255
                                                                                                                           915,251
Conversion of liability .        671,992           7        624,650                           --              --           624,657
Exercise of options .....        263,547           3        263,698                           --              --           263,701
Financing commitment
   fee (NOTE 8) .........        375,000           4      1,162,496                           --              --         1,162,500
Deposit on net asset
   acquisition (NOTE 12A)        500,000           5      1,774,995                           --              --         1,775,000
Stock option
   compensation .........           --          --        2,425,519                           --              --         2,425,519
Issuance of warrants ....           --          --          785,428                           --              --           785,428
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001 .......     38,912,491    $    389   $ 14,282,080                   $   141,323     $(13,964,156)   $    459,636
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the period .           --          --             --     $ (4,315,436)           --        (4,315,436)     (4,315,436)
Exchange differences ....           --          --             --           (7,034)        (7,034)                          (7,034)
                                                                       ------------
Total comprehensive
   (loss) ...............                                             $ (4,322,470)
                                                                      ------------
Conversion of liability .         55,277        --           21,841                           --              --            21,841
Exercise of options .....        724,504           7        396,042                           --              --           396,049
Financing fees ..........      1,541,453          16        590,169                           --              --           590,185
Stock option
   compensation .........           --          --          809,533                           --              --           809,533
Issuance of warrants ....           --          --          108,339                           --              --           108,339
Beneficial conversion
   feature on debenture .           --          --           73,250                           --              --            73,250
------------------------------------------------------------------------------------------------------------------------------------
September 30, 2002 ......     41,233,725    $    412   $ 16,281,254                  $    134,289    $(18,279,592)    $ (1,863,637)
------------------------------------------------------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.   SHARE CAPITAL - CONTINUED
--------------------------------------------------------------------------------

     LOCK-UP AGREEMENT

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

      COMMON STOCK PURCHASE AGREEMENTS

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

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.   SHARE CAPITAL - CONTINUED
--------------------------------------------------------------------------------

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

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


9.   INFORMATION ON OPERATING SEGMENTS - CONTINUED
--------------------------------------------------------------------------------


     The NS segment was a support service for the other operating segments.

     The accounting policies of the segments are the same as those described in the Company's annual financial statements. The Company evaluated financial performance based on measures of gross revenue and profit or loss from operations before income taxes. The following tables set forth information by operating segment as at, and for the nine month period ended September 30, 2001.

     Information by operating segment as at and for the nine month period ended September 30, 2001:

-------------------------------------------------------------------------------------------
                         FC&MS          FN&SE           S&M             NS          TOTAL
-------------------------------------------------------------------------------------------
Revenue .........   $   303,053        324,031        302,885        218,177    $ 1,148,146
Interest expense    $    18,838            211          3,796         10,608    $    33,453
Amortization of
   capital assets   $    89,158         18,651         11,334         90,264    $   209,407
Loss before
   income taxes .   $(2,031,256)      (695,847)      (648,179)      (884,326)   $(4,259,608)
Total assets ....   $   552,199        122,137         80,969        682,752    $ 1,438,057
Capital assets ..   $   444,689        107,279         45,072        571,795    $ 1,168,835
-------------------------------------------------------------------------------------------

     Reconciliations to consolidated results as at and for the nine month period ended September 30, 2001:
---------------------------------------------------------------------------
                               SEGMENTED        CORPORATE         TOTAL
---------------------------------------------------------------------------
Revenue ................     $ 1,148,146             --        $ 1,148,146
Loss before income taxes     $(4,259,608)      (2,161,113)     $(6,420,721)
Total assets ...........     $ 1,438,057        1,314,660      $ 2,752,717
---------------------------------------------------------------------------

     GEOGRAPHIC INFORMATION
     Information by geographic region as at and for the nine-month period ended September 30, 2002:

------------------------------------------------------------------------------------
                                          CANADA       UNITED STATES        TOTAL
------------------------------------------------------------------------------------
Revenue .........................     $   153,945            1,954      $   155,899
Interest expense ................     $   741,043          416,206      $ 1,157,249
Amortization of capital assets ..     $   253,874            5,164      $   259,038
Income (loss) before income taxes     $(2,764,966)      (1,550,470)     $(4,315,436)
Total assets ....................     $   459,706        1,716,567      $ 2,176,273
Capital assets ..................     $   279,440             --        $   279,440
------------------------------------------------------------------------------------

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


9.   INFORMATION ON OPERATING SEGMENTS - CONTINUED
--------------------------------------------------------------------------------

     Information by geographic region as at and for the nine-month period ended September 30, 2001:
--------------------------------------------------------------------------------
                                      CANADA         UNITED STATES      TOTAL
--------------------------------------------------------------------------------
Revenue ......................     $ 1,101,691           46,455     $ 1,148,146
Interest expense .............     $    33,338              115     $    33,453
Amortization of capital assets     $   203,888            5,519     $   209,407
Loss before income taxes .....     $(4,099,700)        (159,908)    $(4,259,608)
Total assets .................     $ 1,401,688           36,369     $ 1,438,057
Capital assets ...............     $ 1,142,350           26,485     $ 1,168,835
--------------------------------------------------------------------------------
      Revenues are attributed to countries based on location of customers.


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

----------------------------------------------------------------------------------------------
                                                  Nine months ended September 30
                                                  2002                    2001
----------------------------------------------------------------------------------------------
     Basic EPS Computation:
Net loss for the periods ..........          $ (4,315,436)          $ (6,420,721)
Weighted average outstanding shares            40,114,713             37,274,984
Basic EPS .........................          $      (0.11)          $      (0.17)
==============================================================================================

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


11.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

     LEASE COMMITMENTS

     At September 30, 2002, the Company's total obligations, under various operating leases for equipment and occupied premises, exclusive of realty taxes and other occupancy charges, are as follows:

             2002                               $ 4,883
             2003                                13,882
             2004                                13,882
             2005                                13,882
             2006                                13,882
             2007                                 6,941
-------------------------------------------------------
             Total                              $67,352
-------------------------------------------------------
     The Company was in arrears with respect to several of their operating lease commitments at year-end. Arrears payments plus accrued interest are included in current liabilities as at September 30, 2002.

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

     EMPLOYMENT CONTRACTS

     The Company has employment agreements and arrangements with its executive officers and certain management personnel. The majority of agreements continue until terminated by the executive or the Company and do not provide for severance payments of any kind upon termination. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of September 30, 2002, the minimum annual commitment under these agreements was approximately $198,000.

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


11.  COMMITMENTS AND CONTINGENCIES - CONTINUED
--------------------------------------------------------------------------------
     LEGAL PROCEEDINGS

     At September 30, 2002, the Company and its wholly owned subsidiaries are involved in various suits, claims, proceedings, and investigations that arise from time to time in the normal course of business.

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

     Other proceedings related to default judgments, orders to pay, statements of claim, and small claims court actions served against the Company by secured and unsecured suppliers and other service providers for unpaid accounts. The full amount of all identified claims plus an estimate of interest and costs that may be awarded has been accrued in the accounts in respect of these matters as at September 30, 2002. The Company is working with the creditors to establish suitable payment arrangements. Subsequent to the period end, several of the secured creditors exercised their rights to repossess equipment and vehicles provided to the Company.

12.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------
     Subsequent to the period end, the following events occurred:

     (a) The Company continues to negotiate the acquisition of substantially all of the operating assets of Digital Global Internet Inc. ("DGI"), a Baltimore, Maryland based company. A non-refundable deposit of 500,000 common shares valued at $1,775,000 was made in connection with the acquisition. The acquisition was originally expected to be completed within 75 days of the term sheet dated December 14, 2001; however, it has not yet closed. The Company had previously announced on June 12, 2001 the signing of a Term Sheet with DGI, however, the Company and DGI were not able to come to mutually acceptable definitive terms on the basis of that June 2001 Term Sheet. The Company believes that the contemplated revised structure for the acquisition of DGI will facilitate the closing of the transaction; however there can be no assurance in this regard.

     (b) On October 18, 2002, Canada Customs and Revenue Agency ("CCRA") issued a requirement to pay to the Laurentian Bank of Canada. This demand allows CCRA to garnishee the Company's bank account as a result of the Company's overdue employee source deductions.

Universe2U Inc.
--------------------------------------------------------------------------------




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


12.  SUBSEQUENT EVENTS - CONTINUED
--------------------------------------------------------------------------------
     (c) On October 25, 2002, the Company entered into negotiations with MIPPS Inc. ("MIPPS"), a wireless Internet Service provider, to become the new service provider for the Company's Internet customers acquired from Wisper Inc. (NOTE 4). The agreement is to be effective October 28, 2002. Under the proposed agreement, the Company will receive a commission equal to 12.5% of net revenue generated from contracts transferred to MIPPS, contract renewals, and new customers added to the MIPPS network and a commission equal to 6.5% of net revenue generated on upgraded contracts. In addition, MIPPS will become an agent for the Company for its voice2u product and will be entitled to a 12.5% commission on additional customers brought to the Company's network.

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following should be read in conjunction with our Unaudited Interim Consolidated Financial Statements for the third quarter ended September 30, 2002.

We provide broadband connectivity and content delivery solutions to communities that have traditionally been underserved by telecommunications companies. These communities include municipalities, schools, hospitals and commercial, governmental, industrial, and residential complexes whose location makes it more difficult or costly to provide broadband access. We provide these communities with consulting and management services for design, development, operation, marketing, and sales. In May 2002, we acquired Wisper Network's broadband business to provide us with a network footprint in the Greater Toronto Area. On November 1, 2002, we established an operating partnership with MIPPS Inc. where MIPPS would become the service providers for our broadband customers. (See Part II Other Information Item 5. Other for details).

Universe2U will continue to provide sales and marketing to attract broadband customers. We received a percentage of the recurring revenue. As a network partner, we will work with communities to make their network ventures successful by providing a community branded broadband solution, were we would arrange to provide wireless telecommunications services and resell DSL service to small and medium-sized enterprises in communities that we believe have traditionally been underserved by telecommunications providers. We intend to expand our business by exploiting the anticipated increased connectivity of our customers and offering a range of enhanced services including Internet-based telephony under the name "voice2u" and managed e-community portals. At the end of the quarter, we have approximately 200 customers for our services, all of which are located in Canada. Our activities are presently limited to Canada and the United States. We are not a telecommunications carrier nor do we provide regulated telecommunications services.

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

We will operate by deploying a commission-only sales force for our products. In connection with our new focus, we disposed of a number of capital assets, reduced our employee base from approximately 180 employees to our current level of 4 employees, and implemented other cost-cutting measures.

GENERAL

Our goal is to become a leading business strategy, which includes the following key elements:

     o "Partner" With Communities - Our goal is to be viewed as a partner with communities in the successful deployment and operation of broadband networks. We believe that access owners, including municipalities, can play a key role in marketing broadband access and related products and services to their constituents. We will seek mutually beneficial compensation arrangements with these groups (e.g. co-branding/co-marketing agreements, revenue-sharing arrangements and leverage existing assets) in order to motivate these groups to promote broadband-based products and services to their constituents. We intend to seek equity participation in certain projects. We also intend to offer community portals, which would act as a vehicle through which value-added features could be offered to community constituents. We refer to our partnership with these groups as "SmartCommunities."

     o Offer Comprehensive Broadband Solutions - Our goal is to provide the facilitate complete broadband solutions including network design, project management for network construction, broadband connectivity through reseller arrangements, wireless connectivity installation, Internet-based telephony, managed e-community portals, and a comprehensive portfolio of broadband content and value-added services.

     o Target Underserved Communities - We will seek to exploit anticipated growth in broadband access and related services, particularly among smaller communities. A recent Nielson/NetRatings survey concluded that 44.8% of United States Internet broadband users live in the top 10 largest metropolitan areas. Further, the Gartner Group predicts that broadband Internet access penetration will exceed 75% by 2005 up from 50% in 2002. Roughly, two-thirds of the North American population is located smaller communities. In addition, some areas in major centers are underserved. Thus, we expect the growth rate of broadband in smaller communities to double that of the major metropolitan areas.

     o Leverage Experience and Relationships - Our historical activities designing, engineering, constructing, and maintaining networks for communities have provided our management with valuable industry experience and relationships in our target markets. It has also played an important role in shaping our new business strategy. We intend to leverage our industry experience and relationships to successfully implement our business.

     o Grow Through Qualified Acquisitions and Strategic Relationships - We intend to pursue business partnering, acquisitions, and other strategic relationships to expand our customer base, our ability to offer turnkey solutions and geographic presence. We believe that the communication services industry is highly fragmented, consisting of a large number of smaller, regional businesses and presents significant opportunities for consolidation. We plan to target those businesses with high quality management and strong performance records and to integrate such acquired operations into our organization.

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

OPERATING SEGMENTS

Operations are evaluated based on two reportable geographic segments: Canada and the United States. Before the Company's refocus of its business, operations were organized into segments based on the nature of products and services provided. The Company's operations were classified into four reportable operating segments:

     o Fiber Construction and Maintenance Services ("FCMS") is responsible for building and maintaining the telecom infrastructure including long-haul network builds, regional networks, community networks, and in-building networks. The focus is on physical infrastructure to support telecommunications encompassing fiber, wireless and copper based telecommunications.

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

REVENUES AND EXPENSES

We generate revenues from reselling voice, data, and other telecommunications services; and the direct deliver of services. We are transitioning for the position where the majority of our revenues are derived for one-time services to where we expect to be generating the majority of our revenues on a monthly recurring basis; however there can be no assurance in this regard.

We believe that our ability to generate revenues in the future will be affected primarily by the following factors, some of which we cannot control:

     o    Our ability to obtain customers before our competitors do;

     o    The demand for our services;

     o Our ability to grow our direct sales business through our Agents to drive the organic growth;

     o Our ability to achieve adequate margins on materials and wholesale services;

     o    Our ability to acquire the needed financing for network projects;

     o The level of competition we face from other telecommunications services providers, including price and margins for communications services over time; and

     o Possible regulatory changes, including regulations requiring building owners to give access to competitive providers of communications services

Our cost of sales consists primarily of the wholesale cost and the associated costs such as labor, equipment leases, and capital asset amortization expense. We expect these costs to increase in aggregate dollar amount as we continue to grow our business but to decline as a percentage of revenues with respect to material costs due to economies of scale, expected improvements in technology and price competition from an increased number of vendors, however, there can be no assurance in this regard.

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

REVENUES

Total revenues decreased $152,000, or 71% to $61,000 for the three months ended September 30, 2002 from $212,000 for the three months ended September 30, 2001. Total revenues decreased $992,000, or 86% to $156,000 for the nine months ended September 30, 2002 from $1,148,000 for the nine months ended September 30, 2001. The decrease is largely attributable to a reduction in the volume of network design, engineering, construction, and maintenance work from our third party contracting activities. We believe that the reduction in volume of work is principally attributable to poor overall conditions in the network engineering and construction markets. In addition, we changed our business strategy to focus on further developing our broadband delivery model. Approximately 80% of the revenue generated in the three months ended September 30, 2002 is attributable to new business model. The expansion of our network was much slower than planned. The churn rate of the former Wisper customers was higher than expected and Futureway Communication Inc. our largest supplier of DSL services discontinued their reseller model. We viewed the relationship with Futureway as being very important to our growth. In spite of being Futureway's largest reseller, we were not able to develop new mutually suitable agreement with Futureway.

COST OF SALES

Cost of sales decreased $335,000 or 82%, to $76,000 for the three months ended September 30, 2002 from $410,000 for the three months ended September 30, 2001. Cost of sales decreased $1,225,000 or 74%, to $434,000 for the nine months ended September 30, 2002 from $1,659,000 for the nine months ended September 30, 2001. The decrease corresponds to the decrease in revenue, which is offset by the fact, that some of the Company's cost of sales is fixed. These fixed costs include equipment rental, lease commitments for equipment, amortization costs, salaries to sales, and technical staff. In the short term, we are unable to reduce these costs proportionally with the reduction of the revenue.

GROSS PROFIT

Gross profit for the three months ended September 30, 2002 was a negative $15,000 (-25% of revenues) versus a negative $198,000 (-93% of revenues) in 2001. Gross profit for the nine months ended September 30, 2002 was a negative $278,000 (-176% of revenues) versus a negative $511,000 (-45% of revenues) in 2001. The decrease in gross profit reflects the inactivity in the construction area while continuing to pay the lease costs of the equipment and other continued fixed costs as the Company continued to refocus its business strategy.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administration expenses decreased $320,000, or 33%; to $660,000 for the three months, ended September 30, 2002 from $980,000 for the three months ended September 30, 2001. Selling, general and administration expenses decreased $1,472,000, or 44%; to $1,862,000 for the nine months, ended September 30, 2002 from $3,334,000 for the nine months ended September 30, 2001. The decrease is largely attributed to our shift in business strategy and associated reductions in administrative, executive, management and other support salaries, and their associated overhead expenses and a reduction in printing and other office costs.

STOCK BASED COMPENSATION

Stock based compensation expense for the three months ended September 30, 2002 was $310,000 versus $496,000 for the three months ended September 30, 2001. Stock based compensation expense for the nine months ended September 30, 2002 was $810,000 versus $2,251,000 for the nine months ended September 30, 2001. The Company accounts for stock-based compensation under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense for stock options to the extent the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Issuances to consultants are accounted for under the fair value method of SFAS
123. The compensation expense is charged against operations ratably over the vesting period of the options or the service period, whichever is shorter. As at September 30, 2002, there were 5,215,750 stock options outstanding with a weighted average exercise price of $0.41.

INTEREST AND FINANCING COSTS

Interest and financing increased $377,000 or 1964% to $397,000 for the three months ended September 30, 2002, from $19,000 for the three months ended September 30, 2001. Interest and financing increased $1,027,000 or 792% to $1,157,000 for the nine months ended September 30, 2002, from $130,000 for the nine months ended September 30, 2001. This was a direct result of increased financing necessary for capital expenditures and to fund the operating losses. During the first nine months of the current year, the Company experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. The company is late in remitting payroll withholding and sales taxes to the tax authorities.

GOODWILL

In accordance with SFAS 142, goodwill is not amortized on an annual basis but instead tested for impairment. At June 30, 2002, the value of goodwill $121,000 associated with Wisper transaction was considered to be impaired and written off to income in the three months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $2,000 or 27% to $76,000 for the three months ended September 30, 2002, from $74,000 for the three months ended September 30, 2001. Depreciation and amortization decreased $80,000 or 37% to $138,000 for the nine months ended September 30, 2002, from $218,000 for the nine months ended September 30, 2001. The decrease was the result of a substantial reduction in capital assets primarily in the construction divisions.

NET LOSS

The Company incurred losses before income taxes for the three months ended September 30, 2002 of $1.43 million compared to a loss before income taxes of $1.71 million for the three months ended September 30, 2001. Non-cash stock based compensation accounted for $310,000 of the loss in the three months ended September 30, 2002, compared to $496,000 for the three months ended September 30, 2001. The Company incurred losses before income taxes for the nine months ended September 30, 2002 of $4.32 million compared to a loss before income taxes of $6.42 million for the nine months ended September 30, 2001. Non-cash stock based compensation accounted for $810,000 of the loss in the nine months ended September 30, 2002, compared to $2,251,000 for the nine months ended September 30, 2001.

WORKFORCE

Since the beginning of the fiscal year, we adjusted our workforce from a peak of 19 people to our current level of 4.

LIQUIDITY AND CAPITAL RESOURCES

Our company has incurred losses since inception and, at September 30, 2002, has a deficit as of $(18,279,592) and a working capital deficiency of $(4,692,647). We have been unable to consistently meet our payroll obligations, trade obligations, and long-term debt commitments as they become due. These factors raise substantial doubt as to our ability to continue as a going concern. See the Review Engagement Report on the Interim Consolidated Financial Statements included herein as well as the Notes referred to in such report.

During the quarter, we experienced cash flow shortages on a number of occasions and had been unable to meet all of its payable obligations on a timely basis. Universe2U Canada Inc. was late in remitting payroll withholding and sales taxes to the tax authorities.

Our operations have been funded to date through a combination of cash flow from operations and equity and debt financings. Based on our current plan of operation, we anticipate that our existing cash resources, including available credit lines and existing credit commitments will not be sufficient to satisfy our operations beyond the next 6 months.

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

For the nine months ended September 30, 2002, the Company's net cash used in operating activities was $1,775,000 ($1,234,000 in 2001). This amount includes adjustments for non-cash items comprised of depreciation and amortization of $259,000 ($218,000 in 2001), stock option compensation of $810,000 ($2,251,000 in 2001), amortization of deferred charges of $174,000 (Nil in 2001), the issuance of warrants and shares related to financing arrangements of $699,000 (Nil in 2001), and losses from significantly influenced investments and disposals of capital assets totaling $217,000 ($63,000 in 2001).

For the nine months ended September 30, 2002, net cash used in investing activities was $49,000 principally attributable to the sale of capital assets. For the nine months ended September 30, 2001, net cash used in investing activities was $29,000, which consisted of additions to property, plant, and equipment.

For the nine months ended September 30, 2002, net cash provided by financing activities of $2.4 million, included net proceeds from the increase in bank indebtedness of $633,000 and net proceeds on term debt and convertible debentures of $1,871,000 and an increase in due from related parties of $28,000. For the nine months ended September 30, 2001 net cash provided by financing activities of $1.1 million included net proceeds from the issue of share capital of $1,078,000 offset by net repayments on long-term debt of $16,000, and a decrease in bank indebtedness of $121,000 and the net decrease in due from related parties of $179,000.

Universe2U Canada's acquisition of the broadband business of Wisper Networks, we will be committed to pay the purchase price as follows: $344,000 CDN, of which $180,000 CDN is payable in 12 monthly installments of $15,000 CDN in cash, or under certain circumstances, shares of common stock or shares of common stock at market value. In addition, we may assume some of the liabilities as part of the transaction and are deducted from the purchase price, currently the total liabilities are estimated at $115,000 CDN, and to date we have assumed approximately $10,000 of Wisper Networks liabilities. The agreement also provides for adjustments to the purchase price based upon annual recurring revenue during the 60 days following the date of the agreement, May 14, 2002, which is currently estimated to be $344,000 CDN. The resulting balance will be paid in shares price at $0.69 on May 15, 2003, subject to registration with the Ontario Securities Commission.

FUSION EQUITY LINE

On November 1, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion agreed to purchase shares of our common stock on each trading day during the term of the agreement in an amount not to exceed $15,000 per day (unless our stock price exceeds $7.00 per share), up to an aggregate of $12.0 million during the term of the agreement. The agreement was to have an initial term of 40 months, but was recently extended to 52 months, with an optional six-month extension at our discretion. The purchase price of the shares of common stock will be equal to the lowest sale price of our common stock on the purchase date; or the average of the three
(3) lowest closing sale prices of our common stock during the fifteen (15) consecutive trading days prior to the date of a purchase by Fusion.

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

On July 31, 2002, we applied for an order granting withdrawal of its Registration Statement on Form S-3, File No. 333-66940, filed with the Securities and Exchange Commission on November 6, 2001, covering resale of the shares to be purchased by Fusion. We intend to file a new registration statement covering such shares following effectiveness of the pending registration statement covering resale of the June 2002 private placement shares. We will not be able to draw upon the Fusion facility until such registration statement is declared effective.


PALM TRADING CREDIT FACILITY

In July 2001, we established a line of credit with Palm Trading Limited ("Palm"). We may draw upon the line of credit in one or more traunches in an aggregate principal amount not to exceed $500,000 (the "Credit Line"). Each draw down may be for a minimum of $10,000 up to a maximum of $50,000. Outstanding balances accrue interest at a rate of 8% per annum, compounded monthly. We may draw upon the credit line approximately once per month. The line of credit shall be repaid on the earlier of such date as we have adequate cash reserves, as determined by our Audit Committee, or July 27, 2003. Upon each draw down under the line of credit, we are obligated to issue warrants to Palm based on the following formula:

# of Warrants = (Funds Advanced / 20-day Average Trading Price) * 15%

Each warrant is exercisable at a price that is 15% greater than the 20-day average trading price prior to the date of issuance. For financial statement purposes, the fair value of the warrants is estimated on the date of grant using the Black-Scholes pricing model. At September 30, 2002, 43,155 warrants had been issued in connection with this loan.


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

At September 30, 2002, $800,000 CDN was being utilized under the line of credit. To fund the cash collateral, on February 15, 2002 we borrowed $800,000 CDN from 1463549 Ontario Inc., an unrelated third party investor. The loan requires monthly interest only payments of $8,834.34 CDN and matures on November 15, 2002. The loan bears a 10% monthly payment penalty in the event of default at maturity and a penalty for early termination equal to three months of interest. We agreed to pay all costs associated with establishing the loan. We also agreed to issue to the lender, upon maturity or earlier repayment and for no additional consideration, 5,500 shares of our common stock for each day the loan is outstanding up to a maximum of 1,000,000 shares. These shares do not bear registration rights.

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

The primary terms of the debentures are as follows:

     o    Entire principal amount will mature on June 25, 2003.

     o The debentures bear interest at 12% per annum with interest payments due quarterly, payable in cash or shares of Common Stock at our option

     o The debenture holders have the option to convert any unpaid principal (plus accrued and unpaid interest and other amounts owing under the debentures) into shares of our common stock at any time after the original issue date at the then applicable conversion price (subject to certain limitations).

     o The conversion price per share in effect on any conversion date shall be the lesser of (i) $0.50 per share and (ii) 55% of the average of the lowest three intra-day trading prices during the twenty trading days immediately preceding the applicable conversion date.

     o The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid (plus any other amounts owing under the debentures). Our right to prepay the debentures expires 30 days after issuance of the debentures.

     o The Debentures are secured by all of our assets as well as the assets of our subsidiaries. Pending entering into of a subordination agreement with our existing primary lender, Laurentian Bank of Canada, the Debentures are also secured by 3,000,000 shares of Common Stock owned by Mr. Angelo Boujos, our Chairman, and a principal stockholder of our company.

     o The Debentures include significant penalties if we fail to pay amounts owing under the Debentures in a timely manner and if we otherwise breach our obligations under the Debentures.

The shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been included in a registration statement for resale by the selling security holders pursuant to a registration rights agreement between us and the selling security holders. The registration statement has not yet been declared effective.

OTHER

As of September 30, 2002, we were owed, on a net basis, an aggregate of approximately $73,000 from officers and directors. Amounts due to and from officers and directors are non-interest bearing, due on demand and have no fixed repayment term.

At September 30, 2002, we owed approximately $50,000 under a loan from the FSC Group that was originally scheduled to mature on February 18, 2002. The loan bore interest of 45,000 shares of common stock. Due to cash constraints, we continue to extend the maturity of the loan to and thereby became obligated pursuant to the terms of the loan to issue an aggregate of 750,000 additional shares of common stock to the lender.

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

Not including cash flow requirements for strategic acquisitions and major projects where we may take an equity position, we currently estimate that our capital requirements for the period from September 30, 2002 to December 31, 2002 at approximately $1.6 million.

Our plan includes estimates which are forward-looking statements that may change if circumstances related to third party materials and labor costs, revenue growth expectations, construction, change of regulatory regime requirements and opportunities to deploy the Company's strategy do not occur as expected.


GOING CONCERN CONSIDERATIONS

We have incurred losses to date and have a deficit, to date, of $(18,279,592) and a working capital deficiency of $(4,692,647). In addition, we have been unable to consistently meet our payroll obligations, trade obligations, and long-term debt commitments as they become due. These factors raise substantial doubt on the Company's ability to continue as a going concern. The liquidity of the Company has been adversely affected by continuing losses and shortage of cash resources. We continue to seek financing both in the form of debt and equity and its ability to continue as a going concern is dependant on the success of these efforts. Please refer to Note 1 of, and the Review Engagement Report on, the Interim Consolidated Financial Statements for the nine months ended September 30, 2002. The Management believes that the remaining $500,000 tranche of the $1.5 million private placement financing, the Palm Trading Credit Facility, and Fusion financing facility may alleviate some of the Company's cash flow needs, however, there can be no assurance in this regard.


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


RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", that supersedes APB Opinion 16 and various related pronouncements was effective for all business combinations initiated after September 30, 2001. In general, SFAS 141 states that all business combinations are accounted for as purchase transactions with the pooling-of-interests method being no longer acceptable. In addition, SFAS 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. The Company will adopt this standard on all future acquisitions.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information.

Effectiveness of our Disclosure Controls And Procedures - On November 11, 2002, we issued our Policy on "Disclosure Control System Requirements and Responsibilities". During the quarter, we examined our current practices and established disclosure controls and procedures. Based on our evaluation we have had effective informal disclosure controls and procedures in place. These practices will be formalized to align with our Policy.

On October 18, 2002, the Canada Customs and Revenue Agency has served notice of its intent to start actions to collect $1,138,088.64 CDN and has place a placed a garnishee on Universe2U Canada Inc. bank account.

October 22,2002, the Workplace Safety and Insurance Board advised Universe2U Canada Inc. of its intent to collect approximately $75,000 CDN outstanding from CableTec Communications Inc. and Universe2U Canada Inc. and provided an extension for 60 days.

Effective October 17, 2002, Mr. Gilbert Chalifoux, the COO Universe2U Canada, left the organization. This impaired our ability to continue as a direct "hand-on" provider of broadband services. Effective October 28, 2002, MIPPS Inc. became the new service provider for all the Universe2U Internet Customers. We are working with MIPPS, a leader in wireless Internet Service provision, to ensure that you will be receiving the highest level of service at all times. We will receive a percentage of the installation and recurring revenue. We also expect to use MIPPS as our service provider using our community-branding model. We will make our leasing plan available to MIPPS. We expected to be able to keep our network operational until at least November 15, 2002 to provide MIPPS adequate time to transition the customers, however, on November 7th Raco Remote Access Company Ltd. our co-location provider cut the services this disconnection impaired MIPPS ability to make the transition and Futureway Communications refused to provide an alternative connection to the Internet. Thus, the number of customers where we will receive an ongoing royalty for will be much lower than expected. However, our broadband operation was consuming cash at the rate of approximately $20K CDN per month. This will now be a positive contribution. We were able to reduce our staff compliment by 6 employees.

Item 6.  Exhibits and Reports

Reports on Form 8-K:

On July 2, 2002, we filed a current report on Form 8-K with the U.S. Securities and Exchange Commission relating to a $1.5 million funding commitment.

Exhibits:

Exhibit No.           Description of document
-----------    -------------------------------------------------------

     99.1 Certification Of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.

     99.2 Universe2U Inc. Policy 9 "Disclosure Control System Requirements and Responsibilities" issued November 11, 2002.






                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSE2U INC.

By: /s/ Kim Allen                                        Date: November 19, 2002
    --------------------

Kim Allen, Chief Executive Officer, (and principal financial officer)

                                                                    Exhibit 99.1

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Universe2U Inc. for the quarter ended September 30, 2002, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) such Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition, and results of operations of Universe2U Inc.


November 19, 2002                               /s/ Kim Allen
                                                -------------
                                                Kim Allen
                                                Chief Executive Officer and
                                                Principal Financial Officer

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350


In connection with the accompanying Quarterly Report on Form 10-QSB of Universe2U Inc. for the quarter ended September 30, 2002, and pursuant to recently adopted rules of the U.S. Securities and Exchange Commission (the "SEC") implementing Section 302 of the Sarbanes-Oxley Act of 2002, I, Kim Allen, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Universe2U Inc.;

     2. Based on their knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on their knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 19, 2002                 /s/ Kim Allen
                                           Kim Allen,
                                           Chief Executive Officer and Principal
                                           Financial Officer

Policies & Procedures Manual
Disclosure Control System Requirements and Responsibilities


1


Issue Date: Nov 11, 2002


                                 -------------------------------------------------------------------------------------------
                                 Universe2U will disclose all material financial and nonfinancial information.  Employees
Policy Statement                 play an important role in collecting, analyzing, and determining the materiality of financial and nonfinancial information, regardless of whether the CEO decides to make these individuals Disclosure Committee members.

                                 Employees shall forward information to the Disclosure Committee for determination of materiality.
                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------
                                 The principal executive and financial officers of all companies that file periodic
CEO & CFO Responsibilities       reports with the SEC under the Securities Exchange Act of 1934, as amended (the "1934
                                 Act"), are required to:

                                 a)       certify as to the reliability and accuracy of both the financial and non-financial information contained in their company's periodic reports; and
                                 b)       take personal responsibility for their company's compliance with their respective obligations to create, maintain and regularly evaluate the effectiveness of a system of "disclosure controls and procedures"
                                                   designed to capture, and timely report, all financial and non-financial information required to be disclosed under the federal securities laws.

                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------
                                 Universe2U will include in their SEC reports a separate management report on the internal
Management Report on The         accounting controls of a company that would state:
Internal Accounting Controls
                                 a)       management's responsibilities for establishing and maintaining adequate internal controls and procedures for the company's financial reporting;
                                 b)       management's conclusions about the effectiveness of the company's internal controls and procedures as of the end of the most recently completed fiscal year; and
                                 c)       that the outside auditor has attested to, and reported on, management's evaluation of the company's internal controls and procedures for financial reporting.
                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------
                                 1.       Review annual reports on Form 10-K of Universe2U Inc.;
CEO & CFO Responsibilities
                                 2.       To ensure, based on their knowledge, that the annual report does not contain any
Annual Report                             untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

                                 3.       To ensure, based on their knowledge, that the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

                                 4.       To establish and maintain disclosure controls and procedures (as defined in
                                          Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                                 a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
                                 b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report; and
                                 c)       presented in the annual report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation;

                                 5.       To disclose, based on their most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
                                 a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
                                                   and
                                 b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

                                 6.       To indicate in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most 33 recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------
                                 1.       To review all quarterly report on Form 10-Q of Universe2U Inc.;
CEO & CFO Responsibilities
                                 2.       To ensure, based on their knowledge, that the quarterly reports do not contain
Quarterly Report                         any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

                                 3.       To ensure, based on their knowledge, that the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

                                 4.       To establish and maintain disclosure controls and procedures (as defined in
                                         Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                 a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
                                 b)       evaluate the effectiveness of the registrant's disclosure controls and procedures on a quarterly prior to the filing date of a quarterly report; and
                                 c)       presented in quarterly reports conclusions about the effectiveness of the disclosure controls and procedures;

                                 5.       To disclose, based on their most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                                 a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
                                                   and
                                 b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

                                 6.       To indicate in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------
                                 The disclosure committee membership include the following persons deemed to have the
Disclosure Committee             level of interest and expertise relevant to the SEC reporting process: CEO, Chairman, the principal accounting officer or controller; the general counsel (or other senior legal officer with primary responsibility for SEC disclosure compliance who reports to the general counsel); the principal risk management officer; the chief investor relations officer (or other officer with equivalent responsibilities); and any other employee the
                                 CEO views as contributing to the process, such as internal auditors and compliance personnel, heads of all consolidated subsidiaries and other business units.
                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------
                                 Failure to adhere to the policy and the established practices and procedures will lead to
Non-compliance                   disciplinary action up to and including discharge.
                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------
                                 AT UNIVERSE2U, WE SUPPORT THE HIGHLY ETHICAL AND ADMINISTRATIVELY EFFECTIVE BUSINESS
Rationale                        PRACTICES.
                                 -------------------------------------------------------------------------------------------